Form 10-Q
period 2021-06-30
NC SLF Inc.
filed 2021-08-06
CIK 1844684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01407
NC SLF INC.
(Exact name of registrant as specified in charter)

Maryland	86-2404661
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

430 Park Avenue, 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 207-2003
(Registrant’s telephone number, including area code)
Securities to be registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, the registrant had 6,000,100 shares of common stock, $0.01 par value, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including, without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•the impact of fluctuations in interest rates on our business and our portfolio companies
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with the Investment Adviser and/or its affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Investment Adviser to retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company (“BDC”); and
•the impact of future legislation and regulation on our business and our portfolio companies.
Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the coronavirus (“COVID-19”) pandemic, including, without limitation:
•the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;
•the ongoing effect of the full COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and
•the ongoing effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our ability to source and close new investment opportunities), on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NC SLF INC.
STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2021	April 16, 2021
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $14,246, and $0, respectively)	$14,246	$—
Cash and cash equivalents	45,755	1
Interest receivable	2	—
Prepaid expenses	9	—
Total assets	60,012	1

Liabilities
Accrued organizational expenses	$123	$106
Payable to affiliates (See Note 4)	178	98
Management fees payable (See Note 4)	2	—
Directors’ fees payable (See Note 4)	12	—
Accounts payable and accrued expenses	234	35
Total liabilities	549	239

Commitments and contingencies (See Note 5)

Net Assets : (See Note 6)
Common shares, par value $0.01 per share, 500,000,000 shares authorized, 6,000,100 and 100 shares issued and outstanding as of June 30, 2021 and April 16, 2021, respectively	$60	$0	(1)
Paid-in-capital in excess of par value	59,941	1
Total distributable earnings (loss)	(538)	(239)
Total net assets	59,463	(238)

Total liabilities and net assets	$60,012	$1

Net asset value per share (See Note 7)	$9.91	$(2,384.42)
_______________
(1)Less than $1.

The accompanying notes are an integral part of these financial statements.

NC SLF INC.
STATEMENT OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2
Total investment income	2

Expenses:
Organizational expenses	$67
Management fees (See Note 4)	2
Professional fees	129
Directors’ fees (See Note 4)	12
Administration fees (See Note 4)	49
Other general and administrative expenses	42
Total expenses	301
Net investment income (loss)	(299)

Net increase (decrease) in net assets resulting from operations	$(299)

Per share data:
Net investment income (loss) per share	$(1.89)
Net increase (decrease) in net assets resulting from operations per share	$(1.89)
Weighted average common shares outstanding	157,995

The accompanying notes are an integral part of these financial statements.

NC SLF INC.
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(299)
Net increase (decrease) in net assets resulting from operations	(299)
Capital share transactions:
Issuance of common shares	60,000
Net increase (decrease) in net assets resulting from capital share transactions	60,000
Total increase (decrease) in net assets	59,701
Net assets, at beginning of period	(238)
Net assets, at end of period	$59,463

The accompanying notes are an integral part of these financial statements.

NC SLF INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(299)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(14,246)
Amortization of premium/accretion of discount, net	0	(1)
Changes in operating assets and liabilities:
Interest receivable	(2)
Prepaid expenses	(9)
Accrued organizational expenses	17
Payable to affiliates	80
Management fees payable	2
Directors’ fee payable	12
Accounts payable and accrued expenses	199
Net cash provided by (used in) operating activities	(14,246)

Cash flows from financing activities:
Proceeds from issuance of common shares	60,000
Net cash provided by (used in) financing activities	60,000

Net increase (decrease) in cash and cash equivalents	45,754
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$45,755
_______________
(1)Less than $1.

The accompanying notes are an integral part of these financial statements.

NC SLF INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments - 24.0%
Chemicals, Plastics, & Rubber
Ascensus Specialties	(4)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	$14,537	$14,246	$14,246	24.0%
Total Chemicals, Plastics, & Rubber							14,246	14,246	24.0%

Total Debt Investments							14,246	14,246	24.0%

Cash equivalents	(6)						$45,755	$45,755	76.9%
Total Investments							$60,001	$60,001	100.9%
_______________
(1)The investment is a non-controlled/non-affiliated investment as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)The issuer of the debt investment held by the Company is domiciled in the United States.
(3)The investment bears interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which resets monthly. The Company has provided the spread over LIBOR and the current contractual interest rate in effect as of June 30, 2021. As of June 30, 2021, the rate for 1M L is 0.10%. The investment is subject to a LIBOR floor.
(4)Investment valued using unobservable inputs (Level 3).
(5)Percentage is based on net assets of $59,463 as of June 30, 2021.
(6)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

The accompanying notes are an integral part of these financial statements.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

1.ORGANIZATION
NC SLF Inc. (the “Company”) was formed on January 29, 2021, as a corporation under the laws of the state of Maryland. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), as amended. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) for the fiscal year ended December 31, 2021, and to qualify for RIC tax treatment annually thereafter. The Company was initially funded on April 16, 2021 (the “Commencement of Operations”).
Churchill Asset Management, LLC (the “Investment Adviser”) is a Delaware limited liability company registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Advisor manages the Company’s day-to-day operations and provides it with investment advisory and management services. Nuveen Churchill Administration LLC (the “Administrator”) provides the administrative services necessary to conduct the Company's day-to-day operations. Teachers Insurance and Annuity Association of America (“TIAA”) is the ultimate parent company of the Investment Adviser and the Administrator.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating first lien and unitranche leveraged loans made to private-equity owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts, which the Investment Adviser believes have sustainable, leading positions in their respective markets with scalable revenues and operating cash flow, experienced management teams, and other positive business characteristics. The Company expects to make investments through both primary originations and open-market secondary purchases. The Company will predominantly target investments in U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization of approximately $10 million to $200 million. The Company will focus on making loans that it directly originates to U.S. middle market companies that are meeting their financial and operational obligations, with a portfolio expected to comprise primarily of first-lien senior secured debt and unitranche loans.
The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The Company completed its initial closing of capital commitments on June 21, 2021 (the “Initial Closing Date”) and subsequently commenced investment operations. The Company may conduct subsequent closings at times during its investment period (the “Investment Period”), which will commence on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one-year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be expected to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's capital commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one-year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services—Investment Companies, and pursuant to Regulation S-X. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair statement of the results of operations and financial condition for the period presented. Certain prior period amounts have been reclassified to conform to the current period presentation. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
COVID-19 Developments
The outbreak of the coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The full duration and extent of the impact of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic may impact the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and unpredictable.
Cash and Cash Equivalents
Cash represents cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value.
Valuation of Portfolio Investments
At all times consistent with US GAAP, the 1940 Act and ERISA (as described below), the Company will conduct a valuation of its assets, pursuant to which its net asset value is determined.
The Company's underlying assets are considered, for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder, and Section 4975 of the Code, to be assets of certain employee benefit plans and other plans that purchase shares. The Company's investments and the activities of the Investment Adviser are subject to and, in certain cases, limited by, such laws.
Portfolio investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act and ERISA rules. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
Active, publicly-traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, the fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Company’s valuation policy considers the fact that no ready market may exist for some of the securities in which we invest and that fair value for those investments must be determined using unobservable inputs.
Portfolio investments are valued on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Directors of the Company (the “Board”) is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis.
Because (i) “benefit plan investors”, as defined in Section 3(42) of ERISA (“Benefit Plan Investors”), hold 25% or more of the Company’s outstanding shares, and (ii) the Company’s shares are not listed on a national securities exchange an unaffiliated third-party (“Sub-Administrator”) has been engaged to independently value the Company’s portfolio investments, in consultation with the Investment Adviser. The Company’s quarterly valuation procedures followed by the Sub-Administrator are set forth below:
1.Portfolio investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
2.Portfolio investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with US GAAP.
a.For portfolio investments, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following:
i.Portfolio investments for which four or more quotes are received from a pricing service are valued using the mean of the bid and ask of the quotes obtained. If the variance between the bid and ask is greater than 10 percent, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, evaluate the reasonableness of the quotes, and if the quotes are determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, value the investment in accordance with (3) below;
ii.Portfolio investments for which three quotes are received from a pricing service are first validated by the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, evaluate the reasonableness of the quotes, and if the quotes are determined to be representative of fair value, then the mean of the bid and ask of the quotes is used. If the quotes are deemed to not be representative of fair value, then the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, value the investment in accordance with (3) below; and
iii.Portfolio investments for which two or less quotes are received from a pricing service the investment is valued in accordance with (3) below.
3.Portfolio investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued utilizing the following valuation process:
a.Each portfolio company or investment is initially valued by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser; and

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

b.Preliminary valuation conclusions are then reviewed and validated with the Investment Adviser’s senior management.
The values assigned to portfolio investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the Company’s portfolio investments may fluctuate from period to period and the fluctuations could be material.
In the event Benefit Plan Investors do not hold 25% or more of the Company’s outstanding shares, or the Company’s shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Sub-Administrator, as described above and (ii) the Board will retain one or more independent valuation firms to review the valuation of each Portfolio Investment for which a market quotation is not available at least once on a rolling 12-month basis.
For all valuations, the Audit Committee of the Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and the Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each portfolio investment in the portfolio in good faith; provided, however, that to the extent the Company’s assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and the Board, and the Board will accept such valuations prepared by the Sub-Administrator in accordance therewith.

Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the statements of assets and liabilities. Realized gains and losses on investment transactions are determined on a specific identification basis and are included as net realized gain (loss) on investments in the statement of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the statement of operations and reflects the period’s change in fair value and cost of investments.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through receipt or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2021, there were no loans in the Company's portfolio on non-accrual status. As of April 16, 2021, the Company did not hold any investments.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2021, no loans in the portfolio contained PIK provisions. As of April 16, 2021, the Company did not hold any investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company did not earn other income.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
Organizational Expenses and Offering Costs
Organizational expenses consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational expenses are expensed as incurred and are shown in the Company's statement of operations. Any organizational expenses and offering costs in excess of $1 million will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company incurred organizational expenses of $67. As of June 30, 2021 and April 16, 2021, $123 and $106, respectively, of organizational expenses were unpaid and are included in accrued organizational expenses in the accompanying statements of assets and liabilities.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing, and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company did not incur any offering costs.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ending December 31, 2021. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its stockholders. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount equal to at least the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal corporate income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, and may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company did not incur any excise tax expense.
Dividends and Distributions to Common Shareholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by the Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
Functional Currency
The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04.
SEC Disclosure Update and Simplification
In December 2020, the SEC voted to adopt a new rule providing a framework for fund valuation practices. New Rule 2a-5 (the “Rule 2a-5”) under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. A fund may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company's financial statements and SEC filings.
3.Fair Value Measurements
Fair Value Disclosures
The following table presents the fair value measurements of investments, by major class, and cash equivalents as of June 30, 2021, according to the fair value hierarchy:

As of June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$14,246	$14,246
Cash Equivalents	45,755	—	—	45,755
Total	$45,755	$—	$14,246	$60,001
As of April 16, 2021, the Company did not hold any investments or cash equivalents.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021:

	First Lien Term Loans		Total
Balance as of April 16, 2021 (Commencement of Operations)	$—		$—
Purchase of investments	14,246		14,246
Amortization of premium/accretion of discount, net	0	(1)	0	(1)
Balance as of June 30, 2021	$14,246		$14,246

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2021	$—		$—
_______________
(1)Less than $1.
As of June 30, 2021, there were no transfers into or out of Level 3.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2021 were as follows:

Investment Type	Fair Value as of June 30, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$14,246	Recent Transactions	Transaction Price	98.0	98.0	98.0
Total	$14,246
As of April 16, 2021, the Company did not hold any assets and liabilities classified as Level 3 within the fair value hierarchy.
Unobservable inputs used in the fair value measurement of debt investments include market yield discount rates and credit performance discount rates. The market yield analysis compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance analysis determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. A recent market trade, if applicable, will also be factored into the valuation. Material underperformance will typically require an increase in the weighting towards the credit performance analysis.
Weighted average inputs are calculated based on the relative fair value of the investments. Significant increases (decreases) in discount yields could result in lower (higher) fair value measurements. Significant decreases in comparable EBITDA multiples may result in a lower fair value measurement.
4.RELATED PARTY TRANSACTIONS
Investment Management Agreement
The Company entered into an investment advisory agreement (the “Investment Management Agreement”) with the Investment Adviser. Under the Investment Management Agreement, the Investment Advisor manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
The Company pays the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the “Management Fee”). During the Investment Period, the Management Fee is calculated at an annual blended rate with respect to the Company’s Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.75% in case of Assets Invested equal to or less than $500 million, (ii) 0.65% in case of Assets Invested greater than $500 million and equal to or less than $1 billion and (iii) 0.60% in case of Assets Invested greater than $1 billion. “Assets Invested” shall mean, as of the end of each quarterly period, the sum of the Company’s (i) drawn Capital Commitments (as such term is defined in the subscription agreements executed by each of the Company’s Shareholders), and (ii) outstanding principal on borrowings. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter as set forth in the Investment Management Agreement. The Management Fee is payable quarterly in arrears.
During the Investment Period, the Management Fee payable each quarter shall be reduced by an amount equal to the marginal fee rate applied to the Company’s most recently acquired investment, multiplied by the Company's cumulative impairments and realized losses since inception (calculated net of any subsequently reversed impairments, realized losses and appreciation on net assets received in connection with written-down assets and reorganizations) (the “Cumulative Losses”) on the Company’s portfolio of investments (collectively, the “Withheld Amounts”). For a period of three years from the date of a previous reduction of the Management Fee by the Withheld Amounts (the "Recoupment Period"), any portion of such Withheld Amounts that is attributable to a subsequently reversed impairment and realized loss shall be payable to our Investment Adviser in the quarter in which such reversal occurs. In addition, upon expiration of each annual period and subject to the term of the Recoupment Period, the Investment Adviser shall be entitled to an amount equal to the portion of such Withheld Amounts that would have been payable if Cumulative Losses had been calculated net of cumulative realized capital gains on the applicable portfolios of investments.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

After the Investment Period, the Management Fee shall be calculated at a rate equal to the Applicable Ratio (as defined below) per annum on the basis of the Company's Assets Invested as of the end of the most recently completed calendar quarter and shall be payable quarterly in arrears. The term "Applicable Ratio" shall mean a percentage calculated by (i) taking the sum of (A) the Assets Invested equal to or less than $500 million multiplied by 0.75%, plus (B) the Assets Invested greater than $500 million and equal to or less than $1 billion multiplied by 0.65%, plus (C) the Assets Invested greater than $1 billion multiplied by 0.60% and dividing such total by (ii) the total Assets Invested.
For the period from April 16, 2021 (Commencement of Operations) to June 30, 2021, $2 of management fees were incurred by the Company. As of June 30, 2021 and April 16, 2021, $2 and $0, respectively, of management fees were unpaid and are included in management fees payable in the accompanying statements of assets and liabilities.
The Investment Adviser and its affiliates manage other funds that have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more of those other funds. Any such investments will be made only to the extent permitted by applicable law, interpretive positions of the SEC and the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
Administration Agreement
The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Investment Adviser, the Administrator may also provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator has entered into a sub-administration agreement with U.S. Bank, National Association (“U.S. Bank”) to provide the Company with certain fund administration and bookkeeping services. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company incurred $49 in Administration fees which are included in Administration fees in the accompanying statement of operations. As of June 30, 2021 and April 16, 2021, $49 and $0, respectively, were unpaid and are included in Accounts payable and accrued expenses in the accompanying statements of assets and liabilities.
Directors’ Fees
The Company’s Board currently consists of three members, two of whom are Independent Directors. The Board has established an Audit Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company incurred $12 in fees which are included in Directors’ fees in the accompanying statement of operations. As of June 30, 2021 and April 16, 2021, $12 and $0, respectively, were unpaid and are included in Directors’ fees payable in the accompanying statements of assets and liabilities.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
Due to Affiliate
As of June 30, 2021 and April 16, 2021, there were payables due to the Investment Adviser and other affiliates of the Company of $178 and $98, respectively, related to the reimbursement of organizational expenses and other general and administrative expenses paid by the Investment Adviser and other affiliates on behalf of the Company.
5.COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. As of June 30, 2021 and April 16, 2021, the Company had no commitments or contingencies. Future events could occur that might lead to the enforcement of these provisions against the Company.
From time to time, the Company may become a party to certain legal proceedings incidental to the ordinary course of its business. As of June 30, 2021 and April 16, 2021, management was not aware of any pending or threatened litigation.
6.NET ASSETS
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value. On April 16, 2021, the Company issued 100 common shares for $1 to the Investment Adviser in connection with its formation.
On June 21, 2021, the Company held its Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of its shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. On June 29, 2021, the Investment Adviser transferred its 100 common shares to an affiliated entity of the Company, TIAA SMA Strategies LLC (“TIAA SMA”).
As of June 30, 2021, the Company had received capital commitments totaling $656,500 ($596,499 remaining undrawn), of which $6,500 ($5,906 remaining undrawn) is from TIAA SMA. As of June 30, 2021, TIAA SMA owned 59,407 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through June 30, 2021:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 16, 2021	100	$1	$10.00
June 29, 2021	6,000,000	$60,000	$10.00
As of June 30, 2021and April 16, 2021, no dividends or distributions had been declared or paid by the Company.

NC SLF INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

7.FINANCIAL HIGHLIGHTS
The following is a schedule of the Company's financial highlights for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021:

Period from April 16, 2021 (Commencement of Operations) through June 30, 2021
Per share data:
Net asset value at beginning of period (1)	$10.00
Net investment income (loss) (2)	(1.89)
Net increase (decrease) in net assets resulting from operations (2)	(1.89)
Other (3)	1.80
Net asset value at end of period	$9.91

Net assets at end of period	$59,463
Shares outstanding at end of period (2)	6,000,100
Total Return (4)	(0.90)%

Ratio to average net assets:
Ratio of net expenses to average net assets (5)	4.09%
Ratio of net investment income to average net assets (5)	(4.05)%
Portfolio turnover (6)	—%
_______________
(1)Represents the issuance price per share of all shares issued and outstanding as of April 16, 2021.
(2)The per share data was derived by using the weighted average shares outstanding during the period.
(3)Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution.
(5)Ratios are annualized except for amounts relating to organizational costs. Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
8.SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
The information in this management's discussion and analysis of financial condition and results of operations relates to NC SLF Inc., ("we", "us", "our" or the "Company").
Overview
We were formed on January 29, 2021, as a corporation under the laws of the state of Maryland. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), as amended. In addition, we intend to elect, and to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) for the taxable year ending December 31, 2021.
Churchill Asset Management LLC (the “Investment Adviser”) is a Delaware limited liability company registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Advisor manages the Company’s day-to-day operations and provides it with investment advisory and management services. Nuveen Churchill Administration LLC (the “Administrator”) provides the administrative services necessary to conduct the Company's day-to-day operations. Teachers Insurance and Annuity Association of America (“TIAA”) is the ultimate parent company of the Investment Adviser and the Administrator.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating first lien and unitranche leveraged loans made to private-equity owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We expect to make investments through both primary originations and open-market secondary purchases. We will predominantly target investments in U.S. middle market businesses. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization of approximately $10 million to $200 million. We will focus on making loans that we directly originate to U.S. middle market companies that are meeting their financial and operational obligations, with a portfolio expected to comprise primarily of first-lien senior secured debt and unitranche loans.
Our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on June 21, 2021 (“Initial Closing”). We may conduct subsequent closings at times during our investment period (the “Investment Period”), which will commence on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and other factors used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.
Basis of Accounting
The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X.

Valuation of Portfolio Investments
At all times, consistent with US GAAP and the 1940 Act and ERISA (as described below), we conduct a valuation of our assets, pursuant to which our net asset value is determined.
The Company's underlying assets are considered, for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any regulations promulgated thereunder, and Section 4975 of the Code, to be assets of certain employee benefit plans and other plans that purchase shares. The Company's investments and the activities of the Investment Adviser are subject to and, in certain cases, limited by, such laws.
Portfolio investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act and ERISA rules. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Active, publicly-traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, the fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Company’s valuation policy considers the fact that no ready market may exist for some of the securities in which we invest and that fair value for those investments must be determined using unobservable inputs.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Directors of the Company (the “Board”) is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA, ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, an unaffiliated third-party ("Sub-Administrator") has been engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that are followed by the Sub-Administrator are set forth in more detail below:
1.Portfolio investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2.Portfolio investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with US GAAP.
a.For portfolio investments, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following:
i.Portfolio investments for which four or more quotes are received from a pricing service are valued using the mean of the bid and ask of the quotes obtained. If the variance between the bid and ask is greater than 10 percent, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, evaluate the reasonableness of the quotes, and if the quotes are determined to not be representative of fair value, the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, value the investment in accordance with (3) below;
ii.Portfolio investments for which three quotes are received from a pricing service are first validated by the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser. The personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, evaluate the reasonableness of the quotes, and if the quotes are determined to be representative of fair value, then the mean of the bid and ask of the quotes is used. If the quotes are deemed to not be representative of fair value, then the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser, value the investment in accordance with (3) below; and
iii.Portfolio investments for which two or less quotes are received from a pricing service the investment is valued in accordance with (3) below.
3.Portfolio investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued utilizing the following valuation process:
a.Each portfolio company or investment is initially valued by the personnel of the Sub-Administrator, in consultation with the investment professionals of the Investment Adviser; and
b.Preliminary valuation conclusions are then reviewed and validated with the Investment Adviser’s senior management.
The values assigned to portfolio investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of our portfolio investments may fluctuate from period to period and the fluctuations could be material.
In the event Benefit Plan Investors do not hold 25% or more of our outstanding shares, or our shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Sub-Administrator, as described above and (ii) the Board will retain one or more independent valuation firms to review the valuation of each Portfolio Investment for which a market quotation is not available at least once on a rolling 12-month basis.
For all valuations, the Audit Committee of our Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, that to the extent our assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator in accordance therewith.

Revenue recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Gains or losses on investment transactions are determined on a specific identification basis.
Interest Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2021, there were no loans in the portfolio on non-accrual status.
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. To the extent we continue to qualify as a RIC, we generally will not have to pay corporate-level U.S federal income taxes on any income we distribute to our shareholders.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally required to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. We must be organized in the United States to qualify as a BDC.
Revenues
We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we (but (for the avoidance of doubt), not our Investment Adviser or Administrator) may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses
We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Investment Management Agreement.
All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement (as opposed to the accounting, compliance and other administrative services set forth below), and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.
The Company will bear its own legal and other expenses incurred in connection with its formation and organization and the offering of its Shares, including external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts (other than any placement fees, which will be borne by the Investment Adviser directly or pursuant to waivers of the Management Fee), up to a maximum aggregate amount of $1 million.
In addition to Management Fees, except as noted above, we will bear all other costs and expenses that are directly and specifically related to our operations, including without limitation:
•all costs and expenses with respect to the actual or proposed acquisition, financing, holding, monitoring or disposition of our investments, whether such investments are ultimately consummated or not, including, origination fees, syndication fees, due diligence costs, broken deal expenses, bank service fees, fees and expenses of custodians, transfer agents, consultants, experts, travel expenses incurred for investment-related purposes, outside legal counsel, consultants and accountants, administrator’s fees of third party administrators (subject to the below) and financing costs (including interest expenses);
•expenses for liability insurance, including officers and independent directors liability insurance, cyber insurance and other insurance (but excluding the cost of liability insurance covering the Investment Adviser and its officers to the extent that the assets of the Company are treated as ‘‘plan assets’’ for purposes of ERISA);
•extraordinary expenses incurred by the Company (including litigation);
•indemnification and contribution expenses provided, that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;
•taxes and other governmental fees and charges;
•administering and servicing and special servicing fees paid to third parties for our benefit;
•the cost of Company-related operational and accounting software and related expenses;
•cost of software (including the fees of third-party software developers) used by the Investment Adviser and its affiliates to track and monitor our investments (specifically, cost of software related to data warehousing, portfolio administration/reconciliation, loan pricing and trade settlement attributable to the Company);
•expenses related to the valuation or appraisal of our investments;
•risk, research and market data-related expenses (including software) incurred for our investments;
•fees, costs and expenses (including legal fees and expenses) incurred to comply with any applicable law, rule or regulation (including regulatory filings such as financial statement filings, ownership filings (Section 16 or Section 13 filings), blue sky filings and registration statement filings, as applicable) to which we are subject or incurred in connection with any governmental inquiry, investigation or proceeding involving us; provided that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;
•costs associated with the wind-up, liquidation, dissolution and termination of the Company;
•other legal, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Management Agreement and the Administration Agreement and fees for outside services provided to us or on our behalf; provided that if the assets of the Company are treated as ‘‘plan assets’’ for purposes of ERISA, we will not incur such expenses or fees, if such expenses and fees arise in connection with such services, to the extent that they are performed by the Administrator;
•expenses of the Board (including the reasonable costs of legal counsel, accountants, financial advisors and/or such other advisors and consultants engaged by the Board, as well as travel and out-of-pocket expenses related to the attendance by directors at Board meetings), to the extent permitted under applicable law, including ERISA, if applicable;
•annual or special meetings of the Shareholders;
•the costs and expenses associated with preparing, filing and delivering to Shareholders periodic and other reports and filings required under federal securities laws as a result of our status as a BDC;
•ongoing Company offering expenses;
•federal and state registration fees pertaining to the Company;
•costs of Company-related proxy statements, Shareholders’ reports and notices;
•costs associated with obtaining fidelity bonds as required by the 1940 Act and Section 412 of ERISA;
•printing, mailing and all other similar direct expenses relating to the Company;
•expenses incurred in preparation for or in connection with (or otherwise relating to) any initial public offering or other debt or equity offering conducted by the Company, including but not limited to external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts; and
•only to the extent (i) Benefit Plan Investors hold less than 25% of our Shares, or (ii) our Shares are Publicly-offered Securities, our allocable portion of overhead, including office equipment and supplies, rent and our allocable portion of the compensation paid to accounting, compliance and administrative staff employed by the Investment Adviser or its affiliates who provide services to the Company necessary for its operation, including related taxes, health insurance and other benefits.
Portfolio and investment activity
Portfolio Composition
We commenced our investment activity shortly after our Initial Closing. As of June 30, 2021, we held one investment which had a fair value of $14,246.
For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company had no debt repayments in existing portfolio companies and no sales of securities in portfolio companies.
The weighted average yield of our investment held as of June 30, 2021 was as follows:

June 30, 2021
Weighted average yield on debt and income producing investments, at cost	5.10%
Weighted average yield on debt and income producing investments, at fair value	5.10%
Percentage of debt investments bearing a floating rate	100.00%
Percentage of debt investments bearing a fixed rate	—%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

Asset Quality
In addition to various risk management and monitoring tools, we use our Investment Advisers’ investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each investment team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Advisers refer to as the “Management Case.” The following is a description of the conditions associated with each investment rating:
1.Performing - Superior: Borrower is performing significantly above Management Case.
2.Performing - High: Borrower is performing at or near the Management Case (i.e., in a range slightly below to slightly above).
3.Performing - Low Risk: Borrower is operating well ahead of the Base Case to slightly below the Management Case.
4.Performing - Stable Risk: Borrower is operating at or near the Base Case (i.e., in a range slightly below to slightly above). This is the initial rating assigned to all new borrowers.
5.Performing - Management Notice: Borrower is operating below the Base Case. Adverse trends in business conditions and/or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.
6.Watch List - Low Maintenance: Borrower is operating below the Base Case, with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as probably lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.
7.Watch List - Medium Maintenance: Borrower is operating well below the Base Case, but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating 6 above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.
8.Watch List - High Maintenance: Borrower is operating well below the Base Case. Liquidity may be strained. Covenant default is imminent or may have occurred. Payments are current, but there is a high risk of payment default. Negotiations to restructure or refinance debt on normal terms may have begun. Further significant deterioration appears unlikely and no loss of principal is currently anticipated.
9.Watch List - Possible Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is strained. Payment default may have occurred or is very likely in the short term unless creditors grant some relief. Loss of principal is possible.
10.Watch List - Probable Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Liquidity is extremely limited. The prospects for improvement in the borrower’s situation are sufficiently negative that loss of some or all principal is probable.
The Investment Adviser monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews.
The investment held as of June 30, 2021 had an investment rating of 4.

Results of Operations
We commenced loan origination and investment activities on June 30, 2021 and therefore do not have prior periods with which to compare our operating results for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021. Operating results for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021 were as follows (dollar amounts in thousands):

For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021
Income:
Non-controlled/non-affiliated company investments:
Interest Income	$2
Total Investment Income	2

Expenses:
Organizational expenses	67
Management fees	2
Professional fees	129
Directors’ fees	12
Administration fees	49
Other general and administrative expenses	42
Total expenses	301
Net investment income (loss)	$(299)

Net increase (decrease) in net assets resulting from operations	$(299)

Investment income
Our initial investment was purchased on June 30, 2021. Investment income, attributable to interest and fees on our debt investments, for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021 is driven by our deployment of capital.
Expenses
Management fees for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021 were approximately $2.
We incurred $67 in organizational expenses consisting primarily of legal and incorporation fees incurred in connection with the organization of the Company. We anticipate formation costs to decrease in relation to our income as we move further away from the date of inception. Professional fees for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021 were approximately $129 and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
Liquidity and capital resources
Our liquidity and capital resources are expected to be generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments. The expected primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Investment Adviser), (iii) debt service, repayment and other financing costs of our future borrowings and (iv) cash distributions to the holders of our shares.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, equal to at least 150%, if certain requirements are met. In connection with our organization, our Board and the Investment Adviser (as our initial shareholder at formation) authorized us to adopt the 150% asset coverage ratio. As of June 30, 2021, we had not incurred any indebtedness.
Cash and cash equivalents as of June 30, 2021, taken together with our uncalled capital commitments of 596,499, is expected to be sufficient for our investment activities and to conduct our operations in the near term.
For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, our cash and cash equivalents balance increased by $45,754. During that period, $14,246 was used for operating activities, primarily due to investment purchases of $14,246. During the same period, $60,000 was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $60,000. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on capital commitments to purchase shares of our common stock.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On April 16, 2021, we issued 100 common shares for $1 in connection with our formation.
On June 21, 2021, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. On June 29, 2021, the Investment Adviser transferred its 100 common shares to an affiliated entity of the Company, TIAA SMA Strategies LLC (“TIAA SMA”). As of June 30, 2021, we had received capital commitments totaling $656,500 ($596,499 remaining undrawn) of which $6,500 ($5,906 remaining undrawn) was from TIAA SMA.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through June 30, 2021 (dollar amounts in thousands):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 16, 2021	100	$1	$10.00
June 29, 2021	6,000,000	$60,000	$10.00
Dividends and Distributions
To the extent that we have taxable income available, we intend to make quarterly distributions to our common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
As of June 30, 2021, no dividends or distributions had been declared or paid by the Company.
Income Taxes
We intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under the Code for the fiscal year ending December 31, 2021. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.
We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Management Agreement; and
•the Administration Agreement
In addition to the aforementioned agreements, we were granted an exemptive order (the “Order”) by the SEC that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Investment Adviser and/or its affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board determines that it would be in the Company’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. As of June 30, 2021, we had no unfunded commitments.
Recent Accounting Standard Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This new update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04.
SEC Disclosure Update and Simplification
In December 2020, the SEC voted to adopt a new rule providing a framework for fund valuation practices. New Rule 2a-5 (the “Rule 2a-5”) under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. A fund may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company's financial statements and SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of market volatility. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of June 30, 2021, the one loan in our investment portfolio had a floating interest rate.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2021. The base interest rate case assumes the rate on our portfolio investment remains unchanged from the actual effective interest rate as of June 30, 2021. This hypothetical calculation is based on a model of the investment held in our portfolio, as of June 30, 2021 and is only adjusted for assumed changes in the underlying base interest rate.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$—	$—	$—
Base Interest Rate	—	—	—
+100 Basis Points	11	—	11
+200 Basis Points	41	—	41
+300 Basis Points	71	—	71

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither we nor the Investment Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.
ITEM 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form 10. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Registration Statement on Form 10, as amended, filed with the SEC on May 27, 2021, which is accessible on the SEC’s website at sec.gov.

We cannot predict how new tax legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously reported by us on our current reports on Form 8-K or our Registration Statement, as applicable, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Form of Articles of Amendment and Restatement (2)
3.3	Bylaws (2)
4.1	Form of Subscription Agreement (2)
4.2	Form of Stock Certificate (2)
10.1	Form of Investment Management Agreement by and between the Company and the Investment Adviser (2)
10.2	Administration Agreement by and between the Company and the Administrator (2)
10.3	Custody Agreement (2)
10.4	Transfer Agent Agreement (2)
21.1	List of Subsidiaries—None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
__________________
*    Filed herewith.
(1)Filed with Registrant's Registration Statement on Form 10 filed on April 1, 2021.
(2)Filed with Registrant's Amendment No. 1 to the Registration Statement on Form 10 filed on May 13, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NC SLF Inc.

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: President and Chief Executive Officer

NC SLF Inc.

By:	/s/ Shai Vichness
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer

Date: August 6, 2021