Form 10-Q
period 2021-09-30
NC SLF Inc.
filed 2021-11-09
CIK 1844684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2021, the registrant had 6,000,100 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)	5
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (Unaudited) and as of April 16, 2021	5
	Consolidated Statements of Operations for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 (Unaudited)	6
	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 (Unaudited)	7
	Consolidated Statement of Cash Flows for the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 (Unaudited)	8
	Consolidated Schedule of Investments as of September 30, 2021 (Unaudited)	9
	Notes to the Consolidated Financial Statements (Unaudited)	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
PART II	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42

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
•the impact of increased competition;
•the impact of fluctuations in interest rates on our business and our portfolio companies;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NC SLF INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2021	April 16, 2021
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $37,977, and $0, respectively)	$38,087	$—
Cash and cash equivalents	21,496	1
Interest receivable	157	—
Receivable for investments sold	65	—
Deferred financing costs	162	—
Prepaid expenses	49	—
Total assets	60,016	1

Liabilities
Accrued organizational expenses	$—	$106
Payable to affiliates (See Note 4)	—	98
Interest payable	10	—
Directors’ fees payable (See Note 4)	15	—
Accounts payable and accrued expenses	291	35
Total liabilities	316	239

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, par value $0.01 per share, 500,000,000 shares authorized, 6,000,100 and 100 shares issued and outstanding as of September 30, 2021 and April 16, 2021, respectively	$60	$0	(1)
Paid-in-capital in excess of par value	59,941	1
Total distributable earnings (loss)	(301)	(239)
Total net assets	59,700	(238)

Total liabilities and net assets	$60,016	$1

Net asset value per share (See Note 8)	$9.95	$(2,384.42)
_______________
(1)Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the three months ended September 30, 2021	Period from April 16, 2021 (Commencement of Operations) through September 30, 2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$368	$370
Other income	12	12
Total investment income	380	382

Expenses:
Interest and debt financing expenses	$20	$20
Organizational expenses	—	67
Management fees (See Note 4)	114	116
Professional fees	142	271
Directors’ fees (See Note 4)	15	27
Administration fees (See Note 4)	48	97
Other general and administrative expenses	29	71
Total expenses before management fee waiver	368	669
Management fee waiver (See Note 4)	(114)	(114)
Total expenses after management fee waiver	254	555
Net investment income (loss)	126	(173)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	1	1
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	110	110
Total net realized and unrealized gain (loss) on investments	111	111

Net increase (decrease) in net assets resulting from operations	$237	$(62)

Per share data:
Net investment income (loss) per share	$0.02	$(0.05)
Net increase (decrease) in net assets resulting from operations per share	$0.04	$(0.02)
Weighted average common shares outstanding	6,000,100	3,357,243

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the three months ended September 30, 2021	For the period from April 16, 2021 (Commencement of Operations) through September 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$126	$(173)
Net realized gain (loss) on investments	1	1
Net change in unrealized appreciation (depreciation) on investments	110	110
Net increase (decrease) in net assets resulting from operations	237	(62)
Capital share transactions:
Issuance of common shares	—	60,000
Net increase (decrease) in net assets resulting from capital share transactions	—	60,000
Total increase (decrease) in net assets	237	59,938
Net assets, at beginning of period	59,463	(238)
Net assets, at end of period	$59,700	$59,700

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

For the period from April 16, 2021 (Commencement of Operations) through September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(62)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(38,028)
Proceeds from principal repayments of investments and sales of investments	65
Amortization of premium/accretion of discount, net	(13)
Net realized (gain) loss on investments	(1)
Net change in unrealized (appreciation) depreciation on investments	(110)
Amortization of deferred financing costs	10
Changes in operating assets and liabilities:
Interest receivable	(157)
Receivable for investments sold	(65)
Prepaid expenses	(49)
Accrued organizational expenses	(106)
Payable to affiliates	(98)
Interest payable	10
Directors’ fee payable	15
Accounts payable and accrued expenses	256
Net cash provided by (used in) operating activities	(38,333)

Cash flows from financing activities:
Proceeds from issuance of common shares	60,000
Payments of deferred financing costs	(172)
Net cash provided by (used in) financing activities	59,828

Net increase (decrease) in cash and cash equivalents	21,495
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$21,496

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments - 63.8%
Capital Equipment
Hyperion	(4)	First Lien Term Loan	L + 4.50%	5.00%	8/28/2028	$3,717	$3,699	$3,699	6.2%
Total Capital Equipment							3,699	3,699	6.2%

Chemicals, Plastics, & Rubber
Ascensus Specialties	(4)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	14,472	14,190	14,261	23.9%
Total Chemicals, Plastics, & Rubber							14,190	14,261	23.9%

Containers, Packaging & Glass
Resource Label Group		First Lien Term Loan	L + 4.25%	5.00%	7/7/2028	3,952	3,933	3,964	6.6%
Resource Label Group (Delayed Draw)		First Lien Term Loan	L + 4.25%	5.00%	7/7/2028	1,000	345	353	0.6%
Total Containers, Packaging & Glass							4,278	4,317	7.2%

Healthcare & Pharmaceuticals
Gastro Health	(4)	First Lien Term Loan	L + 4.50%	5.25%	7/3/2028	5,571	5,544	5,544	9.3%
Gastro Health (Delayed Draw)	(4)	First Lien Term Loan	L + 4.50%	5.25%	7/3/2028	1,857	630	630	1.1%
PromptCare	(4)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	9,426	9,241	9,241	15.5%
PromptCare (Delayed Draw)	(4) (6)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	3,990	(40)	(40)	(0.1)%
Total Healthcare & Pharmaceuticals							15,375	15,375	25.8%

High Tech Industries
Revalize (Delayed Draw)	(4)	First Lien Term Loan	L + 5.25%	6.25%	4/15/2027	5,087	435	435	0.7%
Total High Tech Industries							435	435	0.7%

Total Debt Investments							37,977	38,087	63.8%

Cash equivalents	(7)						$21,375	$21,375	35.8%
Total Investments							$59,352	$59,462	99.6%

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)
_______________
(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)The issuer of the debt investment held by the Company is domiciled in the United States.
(3)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2021. As of September 30, 2021, rates for 1M L and 3M L are 0.08% and 0.13%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to a LIBOR floor. For fixed loans, a spread above reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 3 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $59,700 as of September 30, 2021.
(6)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(7)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

1.ORGANIZATION
NC SLF Inc. (the “Company”) was formed on January 29, 2021, as a corporation under the laws of the state of Maryland. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) for the fiscal year ended December 31, 2021, and to qualify for RIC tax treatment annually thereafter. The Company was initially funded on April 16, 2021 (the “Commencement of Operations”).
Churchill Asset Management, LLC (the “Investment Adviser”) is a Delaware limited liability company registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser manages the Company’s day-to-day operations and provides it with investment advisory and management services. Nuveen Churchill Administration LLC (the “Administrator”) provides the administrative services necessary to conduct the Company's day-to-day operations. Teachers Insurance and Annuity Association of America (“TIAA”) is the ultimate parent company of the Investment Adviser and the Administrator.
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
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation. As of September 30, 2021, SPV I had not commenced operations.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services—Investment Companies, and pursuant to Regulation S-X. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair statement of the results of operations and financial condition for the period presented. Certain prior period amounts have been reclassified to conform to the current period presentation. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
COVID-19 Developments
The outbreak of the coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The full duration and extent of the impact of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic may impact the Company’s business, results of operations, investments, and cash flows will depend on future developments, which remain uncertain and unpredictable.
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
Valuation of Portfolio Investments
At all times consistent with US GAAP, the 1940 Act and ERISA (as described below), the Company will conduct a valuation of its assets, pursuant to which its net asset value (“NAV”) is determined.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

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
Because (i) “benefit plan investors”, as defined in Section 3(42) of ERISA (“Benefit Plan Investors”), hold 25% or more of the Company’s outstanding shares, and (ii) the Company’s shares are not listed on a national securities exchange, unaffiliated third-parties (“Sub-Administrator(s)”) have been engaged to independently value the Company’s portfolio investments, in consultation with the Investment Adviser. The Company’s quarterly valuation procedures followed by the Sub-Administrator(s) are set forth below:
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
a.For portfolio investments, the personnel of one of the Sub-Administrators, in consultation with the investment professionals of the Investment Adviser, looks at the number of quotes readily available and perform the following:
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
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
3.Portfolio investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued utilizing the following valuation process:
a.Each portfolio company or investment is initially valued by the personnel of one of the Sub-Administrators, in consultation with the investment professionals of the Investment Adviser; and
b.Preliminary valuation conclusions are then reviewed and validated with the Investment Adviser’s senior management.
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
For all valuations, the Audit Committee of the Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and the Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each portfolio investment in the portfolio in good faith; provided, however, that to the extent the Company’s assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrators will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and the Board, and the Board will accept such valuations prepared by the Sub-Administrators in accordance therewith.
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains and losses on investment transactions are determined on a specific identification basis and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period’s change in fair value and cost of investments.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through receipt or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2021, there were no loans in the Company's portfolio on non-accrual status. As of April 16, 2021, the Company did not hold any investments.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2021, no loans in the portfolio contained PIK income provisions. As of April 16, 2021, the Company did not hold any investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For both the three months ended September 30, 2021 and period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the Company earned $12 in other income.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The unamortized balance of such costs is included in deferred financing costs in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Organizational Expenses and Offering Costs
Organizational expenses consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational expenses are expensed as incurred and are shown in the Company's consolidated statements of operations. Any organizational expenses and offering costs in excess of $1 million will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser. For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the Company incurred organizational expenses of $0 and $67, respectively. As of September 30, 2021 and April 16, 2021, $0 and $106, respectively, of organizational expenses were unpaid and are included in accrued organizational expenses in the accompanying consolidated statements of assets and liabilities.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing, and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering. For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the Company did not incur any offering costs.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the Company did not incur any excise tax expense.
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
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreement relating to the Subscription Facility (refer to Note 5), include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from April 16, 2021 (Commencement of Operations) through September 30, 2021. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

SEC Disclosure Update and Simplification
In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. A fund may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company’s consolidated financial statements and SEC filings.
3.Fair Value Measurements
Fair Value Disclosures
The following table presents the fair value measurements of investments, by major class, and cash equivalents as of September 30, 2021, according to the fair value hierarchy:

As of September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$4,317	$33,770	$38,087
Cash Equivalents	21,375	—	—	21,375
Total	$21,375	$4,317	$33,770	$59,462
As of April 16, 2021, the Company did not hold any investments or cash equivalents.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021:

	First Lien Term Loans	Total
Balance as of June 30, 2021	$14,246	$14,246
Purchase of investments	19,504	19,504
Proceeds from principal repayments and sales of investments	(65)	(65)
Amortization of premium/accretion of discount, net	13	13
Net realized gain (loss) on investments	1	1
Net change in unrealized appreciation (depreciation) on investments	71	71
Balance as of September 30, 2021	$33,770	$33,770

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2021	$71	$71

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

	First Lien Term Loans	Total
Balance as of April 16, 2021 (Commencement of Operations)	$—	$—
Purchase of investments	33,750	33,750
Proceeds from principal repayments and sales of investments	(65)	(65)
Amortization of premium/accretion of discount, net	13	13
Net realized gain (loss) on investments	1	1
Net change in unrealized appreciation (depreciation) on investments	71	71
Balance as of September 30, 2021	$33,770	$33,770

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2021	$71	$71
As of September 30, 2021, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2021 were as follows:

Investment Type	Fair Value as of September 30, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$19,509	Recent Transactions	Transaction Price	98.0	99.5	98.8
First Lien Term Loans	$14,261	Yield Method	Implied Discount Rate	5.9	5.9	5.9
Total	$33,770
As of April 16, 2021, the Company did not hold any assets and liabilities classified as Level 3 within the fair value hierarchy.
Debt investments are generally valued using an income analysis, which weighs market yield and credit performance discount rates. The market yield analysis compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance analysis determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. Material underperformance will typically require an increase in the weighting towards the credit performance analysis.
Alternative valuation methodologies may be used as appropriate for debt investments, and can include a market analysis, income analysis, or liquidation (recovery) analysis. A recent transaction, if applicable, may also be factored into the valuation if the transaction price is believed to be an indicator of value.
Weighted average inputs are calculated based on the relative fair value of the investments. Significant increases (decreases) in discount rates could result in lower (higher) fair value measurements. Significant decreases (increases) in comparable multiples may result in lower (higher) fair value measurements.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

4.RELATED PARTY TRANSACTIONS
Investment Management Agreement
The Company entered into an investment advisory agreement (the “Investment Management Agreement”) with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. The Board, including all of the Independent Directors, approved the Investment Management Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.
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
For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) to September 30, 2021, $114 and $116, respectively, of management fees were incurred by the Company.
The Company has entered into a management fee waiver agreement (the “Fee Waiver Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the three months ended September 30, 2021. Refer to the Footnote 9, Subsequent Events for additional disclosure on the Fee Waiver Agreement.
As of September 30, 2021 and April 16, 2021, $0 and $0, respectively, of management fees were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
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
Administration Agreement
The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Investment Adviser, the Administrator may also provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator has entered into a sub-administration agreement with U.S. Bank, National Association (“U.S. Bank”) to provide the Company with certain fund administration and bookkeeping services. For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the Company incurred $48 and $97, respectively, in Administration fees which are included in Administration fees in the accompanying consolidated statements of operations. As of September 30, 2021 and April 16, 2021, $97 and $0, respectively, were unpaid and are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Directors’ Fees
The Company’s Board currently consists of three members, two of whom are Independent Directors. The Board has established an Audit Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the Company incurred $15 and $27, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2021 and April 16, 2021, $15 and $0, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Due to Affiliate
As of September 30, 2021 and April 16, 2021, there were payables due to the Investment Adviser and other affiliates of the Company of $0 and $98, respectively, related to the reimbursement of organizational expenses and other general and administrative expenses paid by the Investment Adviser and other affiliates on behalf of the Company.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

5.SECURED BORROWINGS
On September 9, 2021, the Company entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent for certain secured parties, sole lead arranger, bookrunner, letter of credit issuer and the lender.
The Subscription Facility has a stated maturity date of September 9, 2022 (subject to an extension under the revolving credit agreement) and a maximum facility amount of $65,000, subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors have also been approved by Wells Fargo for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.90% per annum. The Company also pays an unused commitment fee of 0.25% per annum.
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors. The Subscription Facility contains certain financial covenants and events of default and the Company was in compliance with all covenants and other requirements noted in the Subscription Facility agreement.
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is maintained at a level of at least 150% after such borrowings. As of April 16, 2021 and September 30, 2021, the Company had not incurred any indebtedness.
The carrying amount of the Company’s assets and liabilities, including the Subscription Facility, other than investments at fair value, approximate fair value due to their short maturities. As of April 16, 2021, the Company did not have any borrowings. The borrowings consisted of the following as of September 30, 2021:

September 30, 2021
Subscription Facility
Total Commitment	$65,000
Borrowings Outstanding (1)	—
Unused Portion (2)	65,000
Amount Available (3)	65,000
_______________
(1)Borrowings outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the components of interest expense and debt financing expenses were as follows:

For the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021

Borrowing interest expense	—
Unused fees	10
Amortization of deferred financing costs	10
Total interest and debt financing expenses	20
Average interest rate	—%
Average daily borrowings	—
Contractual Obligations
As of April 16, 2021 and September 30, 2021, the Company had not incurred any indebtedness and therefore had no related contractual obligations due.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)
6.COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2021 and April 16, 2021 for any such exposure.
As of September 30, 2021 and April 16, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	September 30, 2021	April 16, 2021
Gastro Health	$1,218	$—
PromptCare	3,990	—
Resource Label Group	650	—
Revalize	4,632	—
Total unfunded commitments	$10,490	$—
From time to time, the Company may become a party to certain legal proceedings incidental to the ordinary course of its business. As of September 30, 2021 and April 16, 2021, management was not aware of any pending or threatened litigation.
7.NET ASSETS
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
As of September 30, 2021, the Company had received capital commitments totaling $656,500 ($596,499 remaining undrawn), of which $6,500 ($5,906 remaining undrawn) is from TIAA SMA. As of September 30, 2021, TIAA SMA owned 59,407 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through September 30, 2021:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 16, 2021	100	$1	$10.00
June 29, 2021	6,000,000	$60,000	$10.00
As of September 30, 2021 and April 16, 2021, no dividends or distributions had been declared or paid by the Company.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars amounts in thousands, except per share data)

8.FINANCIAL HIGHLIGHTS
The following is a schedule of the Company's financial highlights for the period from April 16, 2021 (Commencement of Operations) through September 30, 2021:

	Period from April 16, 2021 (Commencement of Operations) through September 30, 2021
Per share data:
Net asset value at beginning of period (1)	$10.00
Net investment income (loss) (2)	(0.05)
Net realized gain (loss)	0.00	(3)
Net change in unrealized appreciation (depreciation)	0.03
Net increase (decrease) in net assets resulting from operations (2)	(0.02)
Other (4)	(0.03)
Net asset value at end of period	$9.95

Net assets at end of period	$59,700
Shares outstanding at end of period (2)	6,000,100
Total Return (5)	(0.50)%

Ratio to average net assets:
Ratio of net expenses to average net assets (6)	3.18%
Ratio of net investment income to average net assets (6)	(1.09)%
Portfolio turnover (7)	0.37%
_______________
(1)Represents the issuance price per share of all shares issued and outstanding as of April 16, 2021.
(2)The per share data was derived by using the weighted average shares outstanding during the period.
(3)Less than 0.01.
(4)Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution.
(6)Ratios are annualized except for amounts relating to organizational costs and the management fee waiver. The ratio of net expenses to average net assets was 3.47% for the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, excluding the effect of the management fee waiver which represented (0.29)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9.SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2021.
On November 3, 2021, the Company entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the three months ended September 30, 2021 and the three months ending December 31, 2021. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending December 31, 2021 with respect to the waiver granted by the Investment Adviser on the management fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement will terminate and the original Management Fee terms of the Investment Management Agreement will be in full force and effect.

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
Churchill Asset Management LLC (the “Investment Adviser”) is a Delaware limited liability company registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Investment Adviser manages the Company’s day-to-day operations and provides it with investment advisory and management services. Nuveen Churchill Administration LLC (the “Administrator”) provides the administrative services necessary to conduct the Company's day-to-day operations. Teachers Insurance and Annuity Association of America (“TIAA”) is the ultimate parent company of the Investment Adviser and the Administrator.
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
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in our consolidated financial statements commencing from the date of its formation. As of September 30, 2021, SPV I had not commenced operations.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and other factors used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Directors of the Company (the “Board”) is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA, ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, one or more unaffiliated third-parties ("Sub-Administrator(s)") have been engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that are followed by the Sub-Administrator(s) are set forth in more detail below:

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
a.For portfolio investments, the personnel from one of the Sub-Administrators, in consultation with the investment professionals of the Investment Adviser, looks at the number of quotes readily available and perform the following:
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
3.Portfolio investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued utilizing the following valuation process:
a.Each portfolio company or investment is initially valued by the personnel from one of the Sub-Administrators, in consultation with the investment professionals of the Investment Adviser; and
b.Preliminary valuation conclusions are then reviewed and validated with the Investment Adviser’s senior management.
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
For all valuations, the Audit Committee of our Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, that to the extent our assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrator(s) will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator(s) in accordance therewith.

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
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered. For both the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, the Company earned $12 in other income.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2021, no loans in the portfolio contained PIK income provisions. As of April 16, 2021 the Company did not hold any investments.
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2021, there were no loans in the portfolio on non-accrual status.
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
We commenced our investment activity shortly after our Initial Closing. Our portfolio and investment activity for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the three months ended September 30, 2021	Period from April 16, 2021 (Commencement of Operations) through September 30, 2021
Investments:
Total investments, beginning of period	$14,246	$—
Purchase of investments	23,782	38,028
Proceeds from principal repayments and sales of investments	(65)	(65)
Amortization of premium/accretion of discount, net	13	13
Net realized gain (loss) on investments	1	1
Total investments, end of period	$37,977	$37,977

Portfolio companies at beginning of period	1	—
Number of new portfolio companies	5	6
Portfolio companies at end of period	6	6
As of September 30, 2021, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2021
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$37,977	$38,087	100.00%
Total	$37,977	$38,087	100.00%
Largest portfolio company investment	$14,190	$14,261	37.44%
Average portfolio company investment	$6,330	$6,348	16.67%
The industry composition of our portfolio as a percentage of fair value as of September 30, 2021 were as follows:

Industry	September 30, 2021
Capital Equipment	9.7%
Chemicals, Plastics, & Rubber	37.4%
Containers, Packaging & Glass	11.3%
Healthcare & Pharmaceuticals	40.5%
High Tech Industries	1.1%
Total	100.0%

The weighted average yield of our investment held as of September 30, 2021 was as follows:

September 30, 2021
Weighted average yield on debt and income producing investments, at cost	5.63%
Weighted average yield on debt and income producing investments, at fair value	5.62%
Percentage of debt investments bearing a floating rate	100.00%
Percentage of debt investments bearing a fixed rate	—%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before deduction of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.
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
The investments held as of September 30, 2021 had an investment rating of 4.
Results of Operations
We commenced loan origination and investment activities on June 30, 2021 and therefore do not have prior periods with which to compare our operating results for the period from April 16, 2021 (Commencement of Operations) through September 30, 2021. Operating results for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 were as follows (dollar amounts in thousands):

	For the three months ended September 30, 2021	For the period from April 16, 2021 (Commencement of Operations) through September 30, 2021
Income
Non-controlled/non-affiliated company investments:
Interest income	$368	$370
Other income	12	12
Total Investment Income	380	382

Expenses
Interest and debt financing expenses	20	20
Organizational expenses	—	67
Management fees	114	116
Professional fees	142	271
Directors’ fees	15	27
Administration fees	48	97
Other general and administrative expenses	29	71
Total expenses before management fee waiver	368	669
Management fee waiver	(114)	(114)
Total expenses after management fee waiver	254	555
Net investment income (loss)	$126	$(173)
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$1	$1
Net change in unrealized gains (losses)	110	110
Total net realized and change in unrealized gains (losses)	111	111
Net increase (decrease) in net assets resulting from operations	$237	$(62)

Investment income
Our initial investment was purchased on June 30, 2021. Investment income, attributable to interest and fees on our debt investments, for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 is driven by our deployment of capital as we continue to ramp our portfolio.
Expenses
Management fees for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 were approximately $114 and $116, respectively.
We have entered into a management fee waiver agreement (the “Fee Waiver Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the three months ended September 30, 2021. Refer to Other Developments for additional disclosure on the Fee Waiver Agreement.

We incurred $0 and $67, respectively, in organizational expenses consisting primarily of legal and incorporation fees incurred in connection with the organization of the Company for the three months ended September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021. We anticipate formation costs to decrease in relation to our income as we move further away from the date of inception and continue to ramp our portfolio. Professional fees for the three months September 30, 2021 and the period from April 16, 2021 (Commencement of Operations) through September 30, 2021 were approximately $142 and $271, respectively, and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
Liquidity and capital resources
Our liquidity and capital resources are expected to be generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments. The expected primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Investment Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, equal to at least 150%, if certain requirements are met. In connection with our organization, our Board and the Investment Adviser (as our initial shareholder at formation) authorized us to adopt the 150% asset coverage ratio. As of September 30, 2021, we had not incurred any indebtedness.
Cash and cash equivalents as of September 30, 2021, taken together with our uncalled capital commitments of $596,499, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of September 30, 2021 we had $65,000 available under our Subscription Facility (as defined below).
For the period from April 16, 2021 (Commencement of Operations) through September 30, 2021, our cash and cash equivalents balance increased by $21,495. During that period, $38,333 was used for operating activities, primarily due to investment purchases of $38,028. During the same period, $59,828 was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $60,000. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on capital commitments to purchase shares of our common stock.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On April 16, 2021, we issued 100 common shares for $1 in connection with our formation.
On June 21, 2021, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. On June 29, 2021, the Investment Adviser transferred its 100 common shares to an affiliated entity of the Company, TIAA SMA Strategies LLC (“TIAA SMA”). As of September 30, 2021, we had received capital commitments totaling $656,500 ($596,499 remaining undrawn) of which $6,500 ($5,906 remaining undrawn) was from TIAA SMA.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through September 30, 2021 (dollar amounts in thousands):

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
As of September 30, 2021, no dividends or distributions had been declared or paid by the Company.

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
Subscription Facility
On September 9, 2021, we entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent for certain secured parties, sole lead arranger, bookrunner, letter of credit issuer and the lender.
The Subscription Facility has a stated maturity date of September 9, 2022 (subject to an extension under the revolving agreement) and a maximum facility amount of $65,000, subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors have also been approved by Wells Fargo for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.90% per annum with respect to LIBOR rate loans or the reference rate (as defined in the revolving credit agreement) plus 1.90% per annum with respect to the reference rate loans. We also pay an unused commitment fee of 0.25% per annum.
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of our subscribed investors. The Subscription Facility contains certain financial covenants and events of default.
Contractual Obligations
As of September 30, 2021, we had not incurred any indebtedness and therefore had no related contractual obligations due.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Management Agreement; and
•the Administration Agreement.
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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. As of September 30, 2021 and April 16, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	September 30, 2021	April 16, 2021
Gastro Health	$1,218	$—
PromptCare	3,990	—
Resource Label Group	650	—
Revalize	4,632	—
Total unfunded commitments	$10,490	$—
Recent Accounting Standard Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This new update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreement relating to the Subscription Facility, include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from April 16, 2021 (Commencement of Operations) through September 30, 2021. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
SEC Disclosure Update and Simplification
In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. A fund may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company’s consolidated financial statements and SEC filings.

Other Developments
On November 3, 2021, we entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the three months ended September 30, 2021 and the three months ending December 31, 2021. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending December 31, 2021 with respect to the waiver granted by the Investment Adviser on the management fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement will terminate and the original Management Fee terms of the Investment Management Agreement will be in full force and effect.

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
As of September 30, 2021, all loans in our investment portfolio had a floating interest rate. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Subscription Facility bears interest at a rate of LIBOR plus 1.90% per annum. The Company also pays an unused commitment fee of 0.25% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2021. Interest expense is calculated based on the terms of the Subscription Facility, using the outstanding balance as of September 30, 2021. Interest expense on the Subscription Facility is calculated using the interest rate as of September 30, 2021, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rate on our portfolio investment remains unchanged from the actual effective interest rate as of September 30, 2021. This hypothetical calculation is based on a model of the investments held in our portfolio, as of September 30, 2021 and is only adjusted for assumed changes in the underlying base interest rate.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$—	$—	$—
Base Interest Rate	—	—	—
+100 Basis Points	57	—	57
+200 Basis Points	235	—	235
+300 Basis Points	412	—	412

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 3, 2021, NC SLF Inc. (the "Company") entered into a management fee waiver agreement (the “Fee Waiver Agreement”) with Churchill Asset Management, LLC, the Company’s investment adviser (the “Adviser”), pursuant to which the Adviser agreed to waive 100% of the management fees payable to the Adviser for the fiscal quarter ended September 30, 2021 and the fiscal quarter ending December 31, 2021. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee as set forth in the investment advisory and management agreement, dated as of May 31, 2021, by and between the Company and the Adviser (the “Investment Management Agreement”). Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending December 31, 2021, unless otherwise extended by the Company and the Adviser, the Fee Waiver Agreement will terminate and the original management fee terms of the Investment Management Agreement will be in full force and effect.

The foregoing description of the Fee Waiver Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Fee Waiver Agreement, which is filed as an exhibit hereto and incorporated by reference herein.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Form of Articles of Amendment and Restatement (2)
3.3	Bylaws (2)
4.1	Form of Subscription Agreement (2)
4.2	Form of Stock Certificate (2)
10.1	Revolving Credit Agreement, dated as of September 9, 2021, by and among NC SLF Inc., as the borrower, Wells Fargo, National Association, as the administrative agent, and the lenders (3)
10.2	Management Fee Waiver Agreement, dated November 3, 2021, by and between NC SLF Inc. and Churchill Asset Management, LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
__________________
*    Filed herewith.
(1)Incorporated by reference to the Registrant's Registration Statement on Form 10 filed on April 1, 2021.
(2)Incorporated by reference to the Filed with Registrant's Amendment No. 1 to the Registration Statement on Form 10 filed on May 13, 2021.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 15, 2021.

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

Date: November 9, 2021