Form 10-K
period 2021-12-31
NC SLF Inc.
filed 2022-03-11
CIK 1844684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01407
NC SLF INC.
(Exact name of registrant as specified in charter)

Maryland	86-2404661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Park Avenue, 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 207-2003
(Registrant’s telephone number, including area code)
Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

As of June 30, 2021 there was no established market for the registrant’s common stock. As of March 11, 2022, the registrant had 13,477,668 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 annual meeting of shareholders (the “2021 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
•the impact of increased competition;
•the impact of interest rate volatility, including the decommissioning of LIBOR, on our business and our portfolio companies;
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
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and operate as a business development company (“BDC”); and
•the impact of future legislation and regulation on our business and our portfolio companies.
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this annual report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I.
In this annual report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and “Company,” refer to NC SLF Inc.
•the term “Churchill” or “Investment Adviser” refers to Churchill Asset Management LLC, a Delaware limited liability company, which serves as our investment adviser;
•the term “Administrator” refers to Nuveen Churchill Administration LLC, a Delaware limited liability company, which serves as our administrator.
•the term “committed capital” refers to the sum of assets under management and capital legally committed to client accounts in the form of capital commitments from equity investors, committed financing from leverage providers, notes sold in the capital markets or any capital otherwise legally committed and available to fund investments that comprise assets under management. For the avoidance of doubt, committed capital includes drawn and undrawn capital commitments from client accounts.
ITEM 1. BUSINESS
General
We were formed on January 29, 2021 as a corporation under the laws of the state of Maryland. We are structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we intend to be treated and comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company. As of December 31, 2021, SPV I had not commenced operations.
The investments we invest in are almost entirely rated below investment grade or may be unrated, which are often referred to as ‘‘leveraged loans’’, ‘‘high yield’’ or ‘‘junk’’ debt investments, and may be considered ‘‘high risk’’ or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce our net asset value and income distributions. In addition, many of the investments we acquire in the secondary market may also have less restrictive covenant terms that provide us with fewer protections, called ‘‘covenant-lite’’ loans, that generally provide for fewer restrictions on the borrower’s operations and use of proceeds than do debt instruments that contain traditional financial and operating covenants.

During any time that our underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Code, to be assets of employee benefit plans and other plans that purchase our shares, our investments and the activities of the Investment Adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "ERISA Considerations."
Our Investment Adviser — Nuveen Churchill Advisors LLC
Churchill Asset Management LLC, is a Delaware limited liability company registered as an investment adviser with the Securities and Exchange Commission (the ‘‘SEC’’) under the Investment Advisers Act of 1940, as amended (the ‘‘Advisers Act’’). In addition to serving as investment adviser to the Company, the Investment Adviser manages other middle-market investment strategies for affiliated entities such as Teachers Insurance and Annuity Association of America (“TIAA”), its ultimate parent company, as well as for third-party institutional investors such as the Company, private funds and accounts, and Nuveen Churchill Direct Lending Corp., a BDC. As of December 31, 2021, Churchill manages (directly or as a sub-adviser) $36.6 billion of committed capital in BDCs, separate accounts, collateralized loan obligation vehicles (“CLOs”) and private funds investing in private middle-market leveraged loans, subordinated debt, private equity and related strategies. The investment advice that Churchill provides through its team of investment professionals dedicated to Senior Loan investment opportunities (the “Senior Loan Investment Team”) is limited primarily to investments in first-lien secured and unitranche loans made principally to private U.S. middle market companies whose typical profile is consistent with below-investment grade debt ratings categories and that are, in most cases, controlled by private equity investment firms. As of December 31, 2021, the Senior Loan Investment Team manages $16.8 billion of committed capital.

The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to the investment advisory and management agreement (the ‘‘Investment Management Agreement’’) by and between the Investment Adviser and us. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments.
All investment decisions for the Company require the unanimous approval of the members of an investment committee comprised of senior investment personnel of the Investment Adviser’s Senior Loan Investment Team (the “Investment Committee”).

Investment Management Agreement

We pay the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the ‘‘Management Fee’’). The cost of the management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our Shareholders. The Management Fee is payable quarterly in arrears.

During the Investment Period (as described in the section entitled “—Private Offering”), the Management Fee is calculated at an annual blended rate with respect to the Company’s Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.75% in case of Assets Invested equal to or less than $500 million, (ii) 0.65% in case of Assets Invested greater than $500 million and equal to or less than $1 billion and (iii) 0.60% in case of Assets Invested greater than $1 billion, in each case, in the manner set forth in Figure A below. “Assets Invested” shall mean, as of the end of each quarterly period, the sum of the Company’s (i) drawn Capital Commitments (as such term is defined in the subscription agreements executed by each of the Company’s Shareholders), and (ii) outstanding principal on borrowings. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter, as specifically set forth in Figure A below.
During the Investment Period, the Management Fee payable each quarter shall be reduced by an amount equal to the marginal fee rate applied to the Company’s most recently acquired investment, multiplied by the Company's cumulative impairments and realized losses since inception (calculated net of any subsequently reversed impairments, realized losses and appreciation on net assets received in connection with written-down assets and reorganizations) (the “Cumulative Losses”) on the Company’s portfolio of investments (collectively, the “Withheld Amounts”). For a period of three years from the date of a previous reduction of the Management Fee by the Withheld Amounts (the "Recoupment Period"), any portion of such Withheld Amounts that is attributable to a subsequently reversed impairment and realized loss shall be payable to our Investment Adviser in the quarter in which such reversal occurs. In addition, upon expiration of each annual period and subject to the terms of the Recoupment Period, the Investment Adviser shall be entitled to an amount equal to the portion of such Withheld Amounts that would have been payable if Cumulative Losses had been calculated net of cumulative realized capital gains on the applicable portfolios of investments.
After the Investment Period, the Management Fee shall be calculated at a rate equal to the Applicable Ratio (as defined below) per annum on the basis of the Company's Assets Invested as of the end of the most recently completed calendar quarter, and shall be payable quarterly in arrears. The term "Applicable Ratio" shall mean a percentage calculated by (i) taking the sum of (A) the Assets Invested equal to or less than $500 million multiplied by 0.75%, plus (B) the Assets Invested greater than $500 million and equal to or less than $1 billion multiplied by 0.65%, plus (C) the Assets Invested greater than $1 billion multiplied by 0.60%, and dividing such total by (ii) the total Assets Invested.
Any Management Fees payable will be calculated based on the Company’s Assets Invested at the end of the most recently completed calendar quarter. Management Fees for any partial quarter will be appropriately prorated.

Figure A:
Management Fee Calculation
The following quarterly fee percentages shall be payable with respect to the Company’s target Assets Invested from the quarter ending June 30, 2021 through the end of the Investment Period assuming no reductions of the Management Fees by Withheld Amounts:

Quarter Ending	Quarter	Target Assets Invested[1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount[2]
06/30/2021	1	$162,500,000	0.187500%	$304,688
09/30/2021	2	$325,000,000	0.187500%	$609,375
12/31/2021	3	$487,500,000	0.187500%	$914,063
03/31/2022	4	$650,000,000	0.181731%	$1,181,250
06/30/2022	5	$812,500,000	0.177885%	$1,445,313
09/30/2022	6	$975,000,000	0.175321%	$1,709,375
12/31/2022	7	$1,137,500,000	0.171978%	$1,956,250
03/31/2023	8 and beyond[3]	$1,300,000,000	0.169231%	$2,200,000
__________________
1For the avoidance of doubt, the Management Fee paid at the end of any quarter shall be calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter.
2Reflects dollar amount of Management Fees payable for the applicable quarter based on the Company’s target Assets Invested as of the end of such quarter.
3Reflects the Management Fee payable beginning in quarter 8 and extending through the end of the Investment Period.

We have entered into a management fee waiver agreement (the “ Prior Fee Waiver Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021. On March 8 , 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Prior Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ending March 31, 2022. For more information on our Fee Waiver Agreement, see Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our Administrator - Nuveen Churchill Administration LLC
Nuveen Churchill Administration LLC serves as our Administrator. Pursuant to an administration agreement (the ‘‘Administration Agreement’’) our Administrator provides administrative services to us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer, chief compliance officer, and their respective staffs. In addition, the Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator also provides on our behalf managerial assistance to our portfolio companies.
Employees
We do not have any internal employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Management Agreement.

Investment Strategy
We primarily target loans to private-equity owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We make investments through both primary originations and open-market secondary purchases. We seek to partner with strong management teams executing long-term growth strategies. The investments acquired by us are collectively referred to as “Portfolio Investments.” “Portfolio Company” means an entity in which a Portfolio Investment is made. Target Portfolio Companies will typically exhibit some or all of the following characteristics:
•annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million - $200 million;
•significant cash equity capitalization supported by a private equity sponsor;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records and the ability to successfully operate in a leveraged environment and to adapt to challenging economic or business conditions;
•strong recurring revenue or “re-occurring” revenue, which provides access to information regarding backlog and revenue to the Investment Adviser. These Target Portfolio Companies often provide products and services that allow them to have a longer lead time in seeing new orders. Therefore, such Target Portfolio Companies can report a backlog metric that can be analyzed by the Investment Adviser with respect to how such backlog metric converts into revenue and projected future financial performance;
•stable, predictable cash flows with low technology and market risks;
•diversified product offering and customer base;
•low capital expenditure requirements;
•a North American base of operations;
•strong customer relationships;
•products, services or distribution channels having distinctive competitive advantages;
•defensible niche strategy or other barriers to entry.
While Churchill believes that the criteria listed above is important in identifying and investing in prospective Portfolio Investments, not all of these criteria necessarily will be met by each prospective Portfolio Company. In addition, subject to its Charter and Bylaws, the Company may change its investment objective and/or investment criteria over time without notice to or consent from shareholders.

Portfolio Composition

As of December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$116,152	$116,347	100.00%
Total	$116,152	$116,347	100.00%
Largest portfolio company investment	$14,162	$14,319	12.31%
Average portfolio company investment	$8,297	$8,311	7.14%

The industry composition of our portfolio as a percentage of fair value as of December 31, 2021 was as follows:

Industry	December 31, 2021
Capital Equipment	3.7%
Chemicals, Plastics, & Rubber	12.2%
Construction & Building	8.6%
Consumer Goods: Durable	11.1%
Containers, Packaging & Glass	11.1%
Healthcare & Pharmaceuticals	14.7%
High Tech Industries	5.4%
Services: Business	27.8%
Services: Consumer	5.4%
Total	100.0%

See the Consolidated Schedule of Investments as of December 31, 2021 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Certain Limitations on Investments

Our underlying assets are considered for purposes of ERISA and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares. Under such circumstances, our investments and the activities of the Investment Adviser is subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read "ERISA Considerations."
Investment Selection and Process
The Investment Adviser views the investment process employed on behalf of the Company as consisting of four distinct phases described below:
Origination. The Senior Loan Investment Team will source middle market investment opportunities through the its network of relationships with private equity firms and other middle market lenders. The Senior Loan Investment Team believes that the strength and breadth of its relationships with numerous middle market private equity funds and overall deal sourcing capabilities should enable them to maximize deal flow, support a highly selective investment process, and afford the Company the opportunity to establish favorable portfolio diversification.
Investment Evaluation. The Senior Loan Investment Team intends to utilize a systematic, consistent approach to credit and portfolio company evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging as well as accretive growth and exit assumptions under a “base case” set of projections (the “Base Case”); this Base Case generally reflects a more conservative estimate than the set of projections provided by a prospective Portfolio Company, which the Senior Loan Investment Team refers to as the “Management Case”, and that of the private equity sponsor purchasing/financing the Portfolio Company, as applicable. The key criteria that the Senior Loan Investment Team evaluates includes (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to the Company’s investment and (iii) a conclusion that the overall Base Case and in most cases a “Downside Case” allows for adequate debt repayment and deleveraging. In evaluating a particular investment opportunity, the Senior Loan Investment Team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the Portfolio Company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing (among other considerations both quantitative and qualitative). The Senior Loan Investment Team’s due diligence process for middle market credits will typically entail:
•a thorough review of historical and pro forma financial information (including both performance metrics and proposed capital structure and growth prospects);
•meetings and discussions with management and financial sponsors and their advisors;

•a review of loan documents and material contracts impactful to the operation and profitability of the business in question;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key management and/or sponsors;
•third-party research relating to the company’s business, industry, markets, products and services, customers and competitors and regulatory exposures/treatment;
•the commission of third-party analyses when appropriate;
•sensitivity of Management Case and “sponsor case” projections; and
•various comprehensive cash flow analyses and sensitivities.
The following chart summarizes the investment process of the Senior Loan Investment Team:

•Assess each potential financing opportunity based on defined screening criteria, or “credit box”, with a commitment to provide initial feedback in a timely manner
•Evaluate worthwhile transactions through staged “Early Read” or “Matrix” process which employs proprietary screening and underwriting templates
•Selected transactions clear the “Early Read” or “Matrix” process and enter due diligence

•Understand sponsor investment thesis and risk considerations
•Assess qualitative factors, e.g., management meetings and site visit
•Evaluate industry diligence to determine market position and competitive advantage
•Review quarterly earnings, industry reports, and consultant reports
•Produce financial models including management projections, proprietary base case projections, and break-even analysis

•Prepare Investment Approval Memorandum for review and approval by the applicable Investment Committee and by the Joint Investment Committee of the Company
•Review and negotiate transaction documents
•Closing Memo documents any changes from approval or provides results of any additional post-approval due diligence
•Closing Memo required for funding

Execution. In executing transactions, the Senior Loan Investment Team will apply what it believes is a thorough, consistent approach to credit evaluation, and maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed Portfolio Investment will deliver a memorandum to the Investment Committee for approval. Once an investment has been approved by a unanimous vote of the Investment Committee, it will move through a series of steps, including an in-depth review of documentation by deal teams, negotiation of final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a Portfolio Investment is funded after execution of a final closing memorandum.
Portfolio Company Monitoring
The Senior Loan Investment Team views active portfolio monitoring as a vital part of the investment process and further considers regular dialogue with company management and sponsors as well as detailed, internally generated monitoring reports to be critical to monitoring performance. The Senior Loan Investment Team will implement a monitoring template designed to reasonably ensure compliance with these standards. This template will be used as a tool by the Senior Loan Investment Team to assess investment performance relative to plan.
As part of the monitoring process, the Senior Loan Investment Team has developed risk policies pursuant to which it will regularly assess the risk profile of each of the Company’s investments. The Senior Loan Investment Team will rate each investment based on the following categories, which are referred to as “Internal Risk Ratings”. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

The Senior Loan Investment Team monitors and, when appropriate, changes the investment ratings assigned to each investment in the Company’s portfolio. The Senior Loan Investment Team reviews the investment ratings in connection with monthly and quarterly portfolio reviews. In addition, the Senior Loan Investment Team employs what it believes is a proactive monitoring approach as illustrated in the chart below:

Daily/ weekly	Monthly	Quarterly	Ongoing
•Weekly Senior Loan Investment Team pipeline meeting
•Senior Loan Investment Team meeting as required
•Review news stories on borrowers/industries and market data via news wires and email alerts
•Assess potential covenant defaults
•Upgrades/downgrades of internal risk ratings evaluated by deal teams and senior management as information is learned

•Monthly meetings to discuss Management Notice and Watchlist Investments
•Evaluate internal risk rating
•Credit Surveillance Reports and/or Portfolio Review Templates updated monthly or quarterly following review of financials
•Conduct analysis of company results, industry trends, key ratios, and liquidity

•Senior management review of portfolio level metrics and trends
•Deals covered in portfolio review depend on internal risk rating with downgraded senior loan investments reviewed each quarter
•Review quarterly financials and compliance certificates
•Complete portfolio valuations
•Compare financials to prior year, budget, and the Base Case
•Evaluate cushion to breakeven cash flow and covenant default levels
•Review and confirmation of internal risk rating
•Amendments and waivers negotiated, approved, documented, and closed by deal team •Conduct calls with agent, sponsor, and borrower as needed
Environmental, Social and Governance Policies

Churchill has established a formal environmental, social and governance ("ESG") policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards, including certain ESG factors, throughout its origination, underwriting and portfolio management processes. Churchill’s ESG policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company will pursue a specific ESG investment strategy or that a portfolio company will be selected solely on the basis of ESG factors. Churchill may make investment decisions for the Company other than on the basis of ESG considerations.

Competition
We will compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we will be able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence with the broader Churchill team and our model of investing in companies and industries we know well.
We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies.

Emerging Growth Company
We are an ‘‘emerging growth company’’ as defined in the Jumpstart Our Business Startups Act (the ‘‘JOBS Act’’) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not ‘‘emerging growth companies’’ including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of an initial public offering (“IPO”) or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.
The Private Offering
Pursuant to a private offering of our shares of common stock (the "Private Offering"), we are offering shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing in the Private Offering, investors will be required to purchase additional Shares up to the amount of their respective unfunded capital commitments.
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
Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)is organized under the laws of, and has its principal place of business in, the United States;
b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)satisfies any of the following:

i)does not have any class of securities that is traded on a national securities exchange;
ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;
iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv)is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2)Securities of any eligible portfolio company that the BDC controls.
3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.
5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a Portfolio Company. The Administrator or its affiliate provides such services on our behalf to Portfolio Companies that accept our offer of managerial assistance.
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as ‘‘temporary investments’’), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (defined below) in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities
The Company is generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% (i.e., we can borrow $2 for every $1 of equity), if certain requirements are met. In connection with the organization of the Company, the Board and TIAA (as the Company’s initial shareholder) authorized the Company to adopt the 150% Asset Coverage Ratio.
In addition, while certain types of senior securities remain outstanding, the Company will be required to make provisions to prohibit the payment of any dividend distribution to our shareholders or the repurchase of such Shares unless we meet the applicable Asset Coverage Ratio at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities. The Company’s borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of section 61(a)(1) of the 1940 Act.
We currently have in place a revolving credit facility (the “Subscription Facility”) and in the future may enter into additional credit facilities. For more information on our credit facilities see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Code of Ethics
The Company and the Investment Adviser are each subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s officers and the Adviser’s employees. The Company has also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing the Investment Adviser at Investor.relations@churchillam.com, or by writing to the Investment Adviser at Investor Relations c/o Churchill Asset Management, 430 Park Avenue, 14th Floor, New York, NY 10022.
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the U.S., it must be operated for the purpose of investing in or lending to primarily private companies and for qualifying investments it must make significant managerial assistance available to them.
We have a Board. A majority of our Board are persons who are not interested persons, as that term is defined in the 1940 Act. As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. In addition, because our assets are treated as "plan assets" for purposes of ERISA, we are prohibited from indemnifying any person from any liability to the extent that such liability arose in connection with the breach by such person of his or her fiduciary duties under ERISA and expenses may only be advanced to the extent permitted under ERISA. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, the Investment Adviser has purchased a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to our assets owned by ERISA Plans. We bear the cost of such fidelity bond.
We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our common stock at a price below net asset value per Share without Shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new Shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we will not generally be permitted to invest in any Portfolio Company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On June 7, 2019, the SEC issued an exemptive order to the Investment Adviser and certain other funds and accounts sponsored or managed by the Investment Adviser and/or its affiliates, including future regulated funds such as the Company (the ‘‘Exemptive Order’’), which permits us to co-invest in Portfolio Companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of our directors who are Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
In addition, because our assets are treated as "plan assets" under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer's capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67.0% or more of such company’s voting securities present at a meeting if more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50.0% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
Proxy Voting Policies and Procedures
The Board has delegated the responsibility for voting proxies relating to portfolio securities held by the Company to the Investment Adviser, and has directed the Investment Adviser to vote proxies relating to portfolio securities held by the Company consistent with ERISA and the duties and procedures set forth in the Investment Adviser’s policies and procedures. The Investment Adviser will abstain from voting only in unusual circumstances and where there is a compelling reason to do so (and in all cases subject to any obligations it has under ERISA and other applicable law). The Investment Adviser may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in such policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Company.
The Investment Adviser acts as a fiduciary of the Company and must vote proxies in a manner consistent with the best interest of the Company and its Shareholders. In discharging this fiduciary duty, the Investment Adviser must maintain and adhere to its policies and procedures for addressing conflicts of interest and must vote proxies in a manner substantially consistent with its policies, procedures and guidelines, as presented to the Board.
Any actual or potential conflicts of interest between the Company and the Investment Adviser arising from the proxy voting process will be addressed by the application of the Investment Adviser’s proxy voting procedures. In the event the Investment Adviser determines that a conflict of interest cannot be resolved under the Investment Adviser’s proxy voting procedures, the Investment Adviser is responsible for notifying the Board or the Audit Committee of such irreconcilable conflict of interest and assisting the Board or the Audit Committee with any actions it determines are necessary.
Proxy Policies
The Investment Adviser will vote all proxies relating to our portfolio securities in the best interest of our Shareholders. The Investment Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Investment Adviser will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, Churchill may vote for such a proposal if there exist compelling long-term reasons to do so and such reasons are consistent with ERISA. The Investment Adviser will abstain from voting only in unusual circumstances and where there is a compelling reason to do so. The Investment Adviser may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in its policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Company.

The Investment Adviser’s proxy voting decisions are made by personnel who are responsible for monitoring each of our investments. Any actual or potential conflicts of interest between the Company and the Investment Adviser arising from the proxy voting process will be addressed by the application of the Investment Adviser’s proxy voting procedures. In the event the Investment Adviser determines that a conflict of interest cannot be resolved under the Investment Adviser’s proxy voting procedures, the Investment Adviser will be responsible for notifying the Board or the audit committee of the Board of such irreconcilable conflict of interest and assisting the Board or the audit committee of the Board with any actions it determines are necessary.
Proxy Voting Records
You may obtain, without charge, information regarding how the Investment Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: NC SLF Inc., 430 Park Avenue, 14th Floor, New York, NY 10022, Attention: Chief Compliance Officer, Thomas Grenville or by emailing our investor relations team at Investor.relations@churchillam.com.
Privacy Policy
The following information is provided to help investors understand what personal information the Company collects, how the Company protects that information and why, in certain cases, the Company may share information with select other parties.
In order to provide you with individualized service, the Company collects certain nonpublic personal information about you from information you provide on your subscription agreement or other forms (such as your address and social security number), and information about your account transactions with the Company (such as purchases of Shares and account balances). The Company may also collect such information through your account inquiries by mail, email, telephone, or web site.
The Company does not disclose any nonpublic personal information about you to anyone, except as permitted by law. Specifically, so that the Company, the Investment Adviser and their affiliates may continue to offer services that best meet your investing needs, the Company may disclose the information we collect, as described above, to companies that perform administrative or marketing services on behalf of the Company, such as transfer agents, or printers and mailers that assist us in the distribution of investor materials. These companies will use this information only for the services for which they have been hired, and are not permitted to use or share this information for any other purpose.
We will continue to adhere to the privacy policies and practices described in this notice if you no longer hold Shares of the Company.
The Company and the Investment Adviser maintain internal security procedures to restrict access to your personal and account information to those officers and employees who need to know that information to service your account. The Company maintains physical, electronic and procedural safeguards to protect your nonpublic personal information.

Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the 1934 Act. As a result, we are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the 1934 Act, are available free of charge by contacting the Investment Adviser at: 430 Park Avenue, 14th Floor, New York, NY, 10022. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).
Taxation as a Regulated Investment Company
We intend to elect, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our ‘‘investment company taxable income’’, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the ‘‘Annual Distribution Requirement’’).
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our stockholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.
We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay U.S. federal income tax (the ‘‘Excise Tax Avoidance Requirement’’). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain ‘‘qualified publicly traded partnerships’’, or other income derived with respect to our business of investing in such stock or securities (the ‘‘90% Income Test’’); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and
•no more than 25.0% of the value of our assets is invested in (1) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (2) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (3) the securities of certain ‘‘qualified publicly traded partnerships’’ (the ‘‘Diversification Tests’’).
A RIC is limited in its ability to deduct expenses in excess of its ‘‘investment company taxable income’’ (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income we actually earned during those years.

For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.
Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes).
We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our Shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our Shareholders while our debt obligations and other senior securities are outstanding unless certain ‘‘asset coverage’’ tests are met. Limits on distributions to our Shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% U.S. federal excise tax.
Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert long-term capital gain into short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; or (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our Shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury Regulations, produce income not among the types of ‘‘qualifying income’’ from which a RIC must derive at least 90% of its annual gross income.
We intend to comply with the current requirements under the Code and the Treasury Regulations for income derived from any investment in a subsidiary to be treated as qualifying income. There is no assurance that the applicable provisions of the Code and the Treasury Regulations will remain in effect; these provisions (and interpretations thereof) are subject to change, potentially with retroactive effect. We could be required to restructure or liquidate our investments accordingly. In the case of such liquidation, there is no guarantee that we would be able to reinvest such investments in securities with comparable returns.

Failure to Qualify as a RIC
If we fail to qualify for treatment as a RIC, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. If we have qualified as RIC and then we subsequently fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. In any taxable year that we do not qualify as a RIC, distributions would not be required and, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, any such distributions would be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers, and corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on an investor's individual investments and does not mean a return on capital.
Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our qualification or requalification as a RIC.
The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
ERISA Considerations
The following summary of certain aspects of ERISA is based upon ERISA, judicial decisions, U.S. Department of Labor (‘‘DOL’’) regulations and rulings in existence on the date hereof. This summary is general in nature and does not address every ERISA issue that may be applicable to the Company or a particular investor.

The Investment Adviser does not currently intend to restrict ownership of shares by Benefit Plan Investors and, therefore, it is anticipated that Benefit Plan Investors will own (and do currently own), in the aggregate, in excess of 25% of the total value of shares. Accordingly, during such time that Benefit Plan Investors own 25% or more of the total value shares, our underlying assets will be considered "plan assets," as described below.
General
Persons who are fiduciaries with respect to a U.S. employee benefit plan or trust within the meaning of and subject to the provisions of ERISA (an "ERISA Plan"), an individual retirement account or a Keogh plan subject solely to the provisions of the Code (an "Individual Retirement Fund") should consider, among other things, the matters described below before determining whether to invest in us. References hereinafter made to ERISA include parallel references to the Code.

ERISA imposes certain general and specific responsibilities on persons who are fiduciaries with respect to an ERISA Plan, including prudence, diversification, avoidance of prohibited transactions and compliance with other standards. In determining whether a particular investment is appropriate for an ERISA Plan, DOL regulations provide that a fiduciary of an ERISA Plan must give appropriate consideration to, among other things, the role that the investment plays in the ERISA Plan’s portfolio, taking into consideration whether the investment is designed reasonably to further the ERISA Plan’s purposes, the risk and return factors of the potential investment, including the fact that the returns may be subject to U.S. federal tax as unrelated business taxable income, the portfolio’s composition with regard to diversification, the liquidity and current return of the total portfolio relative to the anticipated cash flow needs of the ERISA Plan, the projected return of the total portfolio relative to the ERISA Plan’s funding objectives, and the limitation on the rights of investors to redeem their Shares. Before investing the assets of an ERISA Plan in the Company, a fiduciary should determine whether such an investment is consistent with its fiduciary responsibilities and the foregoing regulations. For example, a fiduciary should consider whether an investment in the Company may be too illiquid or too speculative for a particular ERISA Plan and whether the assets of the ERISA Plan would be sufficiently diversified. If a fiduciary with respect to any such ERISA Plan breaches its responsibilities with regard to selecting an investment or an investment course of action for such ERISA Plan, the fiduciary may be held personally liable for losses incurred by the ERISA Plan as a result of such breach.
Plan Assets Defined
ERISA and applicable DOL regulations describe when the underlying assets of an entity in which Benefit Plan Investors invest are treated as ‘‘plan assets’’ for purposes of ERISA. Under ERISA, the term Benefit Plan Investors is defined to include an ‘‘employee benefit plan’’ that is subject to the provisions of Title I of ERISA, a ‘‘plan’’ that is subject to the prohibited transaction provisions of Section 4975 of the Internal Revenue Code, and entities the assets of which are treated as ‘‘plan assets’’ by reason of investment therein by Benefit Plan Investors.
Under ERISA, as a general rule, when an ERISA Plan invests assets in another entity, the ERISA Plan’s assets include its investment, but do not, solely by reason of such investment, include any of the underlying assets of the entity. However, when an ERISA Plan acquires an ‘‘equity interest’’ in an entity that is neither: (a) a ‘‘publicly offered security’’; nor (b) a security issued by an investment company registered under the 1940 Act, then the ERISA Plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established that: (i) the entity is an ‘‘operating company’’; or (ii) the equity participation in the entity by Benefit Plan Investors is insignificant.
Under ERISA, the assets of an entity will not be treated as ‘‘plan assets’’ if Benefit Plan Investors hold less than 25% of the value of each class of equity interests in the entity. Equity interests held by a person with discretionary authority or control with respect to the assets of the entity and equity interests held by a person who provides investment advice for a fee (direct or indirect) with respect to such assets or any affiliate of any such person (other than a Benefit Plan Investor) are not included for purposes of calculating whether the assets of an entity will be treated as ‘‘plan assets’’ for purposes of ERISA. The Benefit Plan Investor percentage of ownership test applies at the time of an acquisition by any person of the equity interests. In addition, an advisory opinion of the DOL takes the position that a withdrawal of an equity interest by an investor constitutes the acquisition of an equity interest by the remaining investors (through an increase in their percentage ownership of the remaining equity interests), thus triggering an application of the Benefit Plan Investor percentage of ownership test at the time of the withdrawal.
Plan Asset Consequences
The Investment Adviser anticipates that the aggregate investment in the Company by Benefit Plan Investors may, from time to time, equal or exceed 25% of the value of any class of equity interests in the Company. In such circumstances, the assets of the Company would be treated as ‘‘plan assets’’ for purposes of ERISA. If investments in the Company by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither the Company nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, if the assets of the Company were treated as ‘‘plan assets’’ for purposes of ERISA, the Investment Adviser would be deemed a ‘‘fiduciary’’ (as defined in ERISA and the Internal Revenue Code) with respect to each ERISA Plan and Individual Retirement Fund investing in the Company. In addition, if the assets of the Company were treated as ‘‘plan assets’’ for purposes of ERISA, the Investment Adviser would be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan investing in the Company. In such circumstances, an investment by an ERISA Plan in the Company would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an ‘‘investment manager’’ as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgement by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.

If the assets of the Company were treated as ‘‘plan assets’’ for purposes of ERISA, the Company would be subject to various other requirements of ERISA and the Internal Revenue Code. In particular, the Company would be subject to rules restricting transactions with ‘‘parties in interest’’ and prohibiting transactions involving conflicts of interest on the part of fiduciaries which might result in a violation of ERISA and the Internal Revenue Code unless the transaction was subject to a statutory or administrative exemption that would allow the Company to conduct its operations as described herein. In this regard, the Investment Adviser anticipates that where an exemption is necessary to enable the Company to enter into certain transactions with parties in interest or disqualified persons, the Investment Adviser may rely on the following statutory, individual or class exemptions issued by the DOL:
•Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Internal Revenue Code). Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Internal Revenue Code) permits the Company to engage in transactions with various service providers to the Benefit Plan Investors as long as the conditions set forth in Section 408(b)(17) of ERISA (and Section 4975(d)(20) of the Internal Revenue Code) are satisfied.
•Qualified Professional Asset Manager Exemption. Prohibited Transaction Class Exemption 84-14 generally permits ERISA Plans and Individual Retirement Funds to enter into transactions with parties in interest and disqualified persons if such transactions are entered into on behalf of such plans by a ‘‘Qualified Professional Asset Manager’’ (a ‘‘QPAM’’). The Investment Adviser intends to qualify as a QPAM during all periods when the assets of the Company are treated as ‘‘plan assets’’ for purposes of ERISA, and the Investment Adviser may rely on PTE 84-14 with regard to transactions covered thereunder.
•Individual Exemptions. During all periods in which the assets of the Company are treated as ‘‘plan assets’’ for purposes of ERISA, the Investment Adviser may apply to the DOL for an individual exemption to permit the Company to enter into transactions for which no class or statutory exemption is available, if it believes that the transaction is in the best interest of the Benefit Plan Investors, or may so apply if any transaction entered into by the Company is deemed by the DOL or the Internal Revenue Service to violate the prohibited transaction provisions to ERISA or the Internal Revenue Code.
If a prohibited transaction occurs for which no exemption is available, the Investment Adviser and any other party in interest that has engaged in the prohibited transaction could be required (i) to restore to the Individual Retirement Fund or ERISA Plan any profit realized on the transaction and (ii) to reimburse the Individual Retirement Fund or ERISA Plan for any losses suffered by the Individual Retirement Fund or ERISA Plan as a result of the investment. Each party in interest involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Individual Retirement Fund and ERISA Plan fiduciaries that decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company.
Section 408(a)(5) of the Internal Revenue Code, provides that the assets of an individual retirement account (an ‘‘IRA’’) may not be commingled with other property except in a common trust or investment fund. A prohibited commingling of the assets of an IRA in other than a common trust fund or common investment fund could result in the disqualification of the IRA and a deemed distribution of the IRA’s assets to the beneficiary of the IRA.
If the assets of the Company are treated as ‘‘plan assets’’ for purposes of ERISA, the Investment Adviser will purchase a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to the assets of the Company owned by ERISA Plans. The Company will bear the cost of such fidelity bond.
Representations by Plans
Whether or not the assets of the Company are treated as ‘‘plan assets’’ for purposes of ERISA, an investment in the Company by an ERISA Plan is subject to ERISA. Accordingly, fiduciaries of ERISA Plans should consult with their own counsel as to the consequences under ERISA of an investment in the Company.
An ERISA Plan proposing to invest in the Company will be required to represent that it is, and any fiduciaries responsible for the ERISA Plan’s investments are, aware of and understand the Company’s investment objectives, policies and strategies, and that the decision to invest plan assets in the Company was made with appropriate consideration of relevant investment factors with regard to the ERISA Plan and is consistent with the duties and responsibilities imposed upon fiduciaries with regard to their investment decisions under ERISA.

ERISA Plans and Individual Retirement Funds Having Prior Relationships with the Investment Adviser or its Affiliates
Certain prospective ERISA Plan and Individual Retirement Fund investors may currently maintain relationships with the Investment Adviser or other entities that are affiliated with the Investment Adviser. Each of such entities may be deemed to be a party in interest to, and/or a fiduciary of, any ERISA Plan or Individual Retirement Fund to which any of the Investment Adviser or its affiliates provides investment management, investment advisory or other services. ERISA prohibits ERISA Plan assets to be used for the benefit of a party in interest and also prohibits an ERISA Plan fiduciary from using its position to cause the ERISA Plan to make an investment from which it or certain third parties in which such fiduciary has an interest would receive a fee or other consideration. Similar provisions are imposed by the Internal Revenue Code with respect to Individual Retirement Funds. ERISA Plan and Individual Retirement Fund investors should consult with counsel to determine if participation in the Company is a transaction that is prohibited by ERISA or the Internal Revenue Code.
Disclosure Requirements Under Section 408(b)(2) of ERISA
In addition, the disclosures set forth herein, in conjunction with disclosures made in the Investment Adviser’s Form ADV and the audited financial statements of the Company, constitute the Investment Adviser’s good faith efforts to comply with the disclosure requirements under Section 408(b)(2) of ERISA and the regulations promulgated thereunder, if applicable.
Future Regulations and Rulings
The provisions of ERISA are subject to extensive and continuing administrative and judicial interpretation and review. The discussion of ERISA contained herein is, of necessity, general and may be affected by future publication of regulations and rulings. Potential investors should consult with their legal advisers regarding the consequences under ERISA of the acquisition and ownership of Shares.

ITEM 1A. RISK FACTORS

Investments in the Company involve a high degree of risk. There can be no assurance that our investment objectives will be achieved, or that a Shareholder will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The following considerations should be carefully evaluated before making an investment in our Shares. If any of those risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected, and you may lose all or part of your investment.

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

We are subject to risks related to our business and structure.
•The Company has a limited operating history.
•We depend upon the senior management of the Investment Adviser for our success, and upon its access to the investment professionals of Nuveen and its affiliates.
•The recommendations given to us by the Investment Adviser may differ from those rendered to its other clients.
•There may be conflicts related to the investment and related activities of TIAA, Nuveen and the Investment Adviser.
•To the extent (i) Benefit Plan Investors hold less than 25% of our Shares, or (ii) our Shares are Publicly-offered Securities, the valuation process for certain of our portfolio holdings may create a conflict of interest.
•There is uncertainty as to the value of our Portfolio Investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•We are exposed to risks associated with changes in interest rates.
•We may experience fluctuations in our quarterly operating results.
•Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy
•We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.
•The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.
•The current period of capital markets disruption and economic uncertainty may make it difficult to obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.
•New or modified laws or regulations governing our operations could adversely affect our business
•The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
•Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.

We are subject to risks related to our operations.
•We will accept investments from ERISA Plans.
•Economic recessions or downturns could impair our Portfolio Companies and harm our operating results.
•We intend to invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
•We may be subject to risks associated with our investments in Senior Loans, unitranche secured loans and securities, junior debt securities, “covenant-lite” loans and equity-related securities.
•The lack of liquidity in our investments may adversely affect our business.
•Defaults by our Portfolio Companies will harm our operating results.
We are subject to risks related to an investment in our Shares.
•There is currently no public market for our Shares, and the liquidity of your investment is limited.
•Investing in our Shares may involve an above-average degree of risk.
•There are restrictions on the ability of holders of our Shares to transfer such Shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Shares and the price at which holders may be able to sell the Shares.
•We have broad discretion over the use of proceeds of the private offering of our Shares and will use proceeds in part to satisfy operating expenses.

Risks Related to the Company’s Business and Structure

The Company has limited operating history.

The Company began investment operations in June of 2021, and, as a result, has limited operating history and limited financial information on which a prospective investors can evaluate an investment in the Shares or prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless.

We depend upon the senior management of the Investment Adviser for our success, and upon its access to the investment professionals of Nuveen and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of the Investment Adviser, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Management Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of the Investment Adviser. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with the Company, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

The Investment Adviser evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Investment Management Agreement. We can offer no assurance, however, that the current senior investment professionals of the Investment Adviser will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

The Investment Committee that oversees our investment activities is comprised of representatives of the Senior Loan Investment Team. The Investment Committee consists of Messrs. Kencel, Schwimmer, Cox, Linett and Vichness. The loss of any member of the Investment Committee or of other Nuveen senior investment professionals could negatively impact the Company’s ability to achieve its investment objectives and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the senior investment professionals of the Investment Adviser to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of the Investment Adviser fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition and results of operations depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of the Investment Adviser to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon the Investment Adviser’s execution of our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement. The senior origination professionals and other personnel of the Investment Adviser and its affiliates may be called upon to provide managerial assistance to our Portfolio Companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

There may be conflicts related to obligations that senior investment professionals of the Investment Adviser and members of its investment committee have to other clients.

The senior investment professionals and members of the Investment Committee serve or may serve as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by the Investment Adviser or its affiliates. Similarly, the Investment Adviser may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our Shareholders. For example, Messrs. Kencel, Schwimmer, Cox, Linett and Vichness have and will continue to have management responsibilities for other investment funds, including Nuveen Churchill Direct Lending Corp., a BDC, and other accounts or other investment vehicles sponsored or managed by affiliates of the Investment Adviser. The Investment Adviser seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, subject to any applicable limitations under ERISA or other applicable law, the Investment Adviser or its affiliates also may earn additional fees related to the securities in which the Company invests, which may result in conflicts of interests for the senior investment professionals and members of the Investment Committee making investment decisions. For example, the Investment Adviser and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Company invests, in which case the Investment Adviser and its affiliates receive compensation from the issuers of such securities, which compensation would be paid to them separately from management fees paid by the Company. Additionally, subject to any applicable limitations under ERISA or other applicable law, affiliates of the Investment Adviser may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

The Investment Adviser may also simultaneously be managing certain securities for the Company and the same investments on a whole-loan, whole-security basis for TIAA pursuant to separate engagements, which may lead to conflicts of interest.

As described herein, in certain instances, it is possible that other entities managed by the Investment Adviser or a proprietary account of TIAA may be invested in the same or similar loans or securities as held by the Company, and which may be acquired at different times at lower or higher prices. Those investments may also be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Company, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments may be in positions or interests that are potentially adverse to those taken or held by the Company. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of the Investment Adviser), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

The recommendations given to us by our Investment Adviser may differ from those rendered to its other clients.

Our Investment Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

There may be conflicts related to the investment and related activities of TIAA, Nuveen and the Investment Adviser.

Further, subject to any applicable limitations under ERISA or other applicable law, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by the Company and/or one or more of its affiliates. In some cases, investments that are originated or otherwise sourced by the Investment Adviser may be funded by a loan syndicate organized by the Investment Adviser or its affiliate (“Loan Syndicate”). The participants in a Loan Syndicate (the “Loan Syndicate Participants”), in addition to the Company and its affiliates may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the Portfolio Investment is a part or in different positions in the capital structure under such Portfolio Investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. The Investment Adviser expects that the Portfolio Investments held by the Company and its affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility or a tranche thereof of which the Company’s investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of the Company and its affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which the Investment Adviser could exercise on behalf of the Company, and may exercise such control in a manner adverse to the interests of the Company.

In addition, TIAA, in connection with its advisory relationship with the Investment Adviser, may be a limited partner investor in many of the private equity funds that own the Portfolio Companies in which the Company will invest or TIAA may otherwise have a relationship with the private equity funds or Portfolio Companies, which may give rise to certain conflicts or limit the Company’s ability to invest in such Portfolio Companies. TIAA (and other private clients managed by the Investment Adviser and/or its affiliates) may also hold passive equity co-investments in such private equity funds or Portfolio Companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or Portfolio Company, which may give rise to certain conflicts for the investment professionals of affiliates of the Investment Adviser when making investment decisions.

The Senior Loan Investment Team or the Investment Committee may, from time to time, possess material nonpublic information, limiting our investment discretion.

The managing members and the senior origination professionals of the Senior Loan Investment Team and the senior professionals and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf invest, to the extent that such service will not give rise to a prohibited transaction under ERISA, if applicable. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations (including ERISA, if applicable), we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.

To the extent (i) Benefit Plan Investors hold less than 25% of our Shares, or (ii) our Shares are Publicly-offered Securities, the valuation process for certain of our portfolio holdings may create a conflict of interest.

Some of our Portfolio Investments are made in the form of securities that are not publicly traded. As a result, our Board determines the fair value of these securities in good faith, which will be based on valuations provided by unaffiliated third-party valuation firms if the assets of the Company are treated as ‘‘plan assets’’ for purposes of ERISA. In connection with this determination, to the extent (i) Benefit Plan Investors hold less than 25% of our Shares, or (ii) our Shares are listed on a national securities exchange, investment professionals from the Investment Adviser may provide our Board with Portfolio Company valuations based upon the most recent Portfolio Company financial statements available and projected financial results of each Portfolio Company. In addition, Mr. Kencel, a member of our Board, is an employee of our Investment Adviser. The participation of the Investment Adviser’s investment professionals in our valuation process, and the employment relationship between a member of our Board and our Investment Adviser, could result in a conflict of interest.

Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.

To the extent (i) Benefit Plan Investors hold less than 25% of our Shares, or (ii) our Shares are Publicly-offered securities, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our Board must monitor.

The Investment Management Agreement with the Investment Adviser and the Administration Agreement with the Administrator were not negotiated on an arm’s length basis.

The Investment Management Agreement and the Administration Agreement were negotiated between related parties. To the extent that the assets of the Company are not treated as ‘‘plan assets’’ for purposes of ERISA, if applicable, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.

The Investment Adviser’s liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

Under the Investment Management Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under the Investment Management Agreement, and it is not responsible for any action of our Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the terms of the Investment Management Agreement, the Investment Adviser, its officers, members, personnel, any person controlling or controlled by the Investment Adviser are not liable for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of the Investment Adviser’s duties under the Investment Management Agreement. In addition, we have agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of such person’s duties under the Investment Management Agreement. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

We do not expect to replicate the historical performance of other entities managed or supported by the Investment Adviser.

The track record and achievements of the senior investment professionals of the Investment Adviser are not necessarily indicative of future results that will be achieved by the Investment Adviser. As a result, the Investment Adviser may not be able to achieve the same or similar returns as those previously achieved by the senior investment professionals of the Investment Adviser, or those of its affiliates, including Nuveen Churchill Direct Lending Corp. and other funds and accounts that the Investment Adviser manages. In addition, our investment strategies may differ from those of the Investment Adviser or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to the Investment Adviser or its affiliates. Furthermore, to the extent that our assets are treated as ‘‘plan assets’’ for purposes of ERISA, we will be subject to certain regulatory restrictions that do not otherwise generally apply to the Investment Adviser or its affiliates. See also ‘‘We will accept investments from ERISA Plans’’ below.

We are generally not permitted to invest in any Portfolio Company in which the Investment Adviser or any of its affiliates, including Nuveen Churchill Direct Lending Corp. and other funds and accounts that the Investment Adviser manages, currently have an investment or to make any co-investments with the Investment Adviser or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to our previously obtained the Order. This may adversely affect the pace at which we make investments. Finally, we can offer no assurance that our investment team will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

There is uncertainty as to the value of our Portfolio Investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.

Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our Portfolio Investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as “plan assets” for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See “Item 1. Business-Valuation of Portfolio Securities” for additional information on valuations.

We will utilize independent third-party and unaffiliated valuation firms for the purposes of valuing our Portfolio Investments to the extent that such assets are treated as ‘‘plan assets’’ for purposes of ERISA. (See ‘‘Item 1. Business-The Administrator’’). The valuations of such third-party and unaffiliated valuation firms will be provided to the Audit Committee without adjustment.

However, to the extent that our assets are not treated as ‘‘plan assets’’ for purposes of ERISA, our Board still expects to utilize the services of one or more independent third-party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. Under such circumstances, the inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Furthermore, under such circumstances where our assets are not treated as ‘‘plan assets’’ for purposes of ERISA, the types of factors that the Board may take into account in determining the fair value of our investments may include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to be materially understated or overstated. In addition, investors purchasing our Shares based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.

To the extent that our assets are not treated as ‘‘plan assets’’ for purposes of ERISA, we may adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Messrs. Kencel, Schwimmer, Vichness, Cox and Linett, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser is supported by the Senior Loan Investment Team of the Investment Adviser and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon the Senior Loan Investment Team of the Investment Adviser and its affiliates to obtain access to investment opportunities originated by the professionals of the Investment Adviser and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective. The Investment Committee, which provides oversight over our investment activities, is provided by the Investment Adviser. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operation and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates, including Nuveen Churchill Direct Lending Corp. and other funds and accounts that the Investment Adviser manages, without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates, including Nuveen Churchill Direct Lending Corp. and other funds and accounts that the Investment Adviser manages, which could include investments in the same Portfolio Company without prior approval of our independent directors and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any Portfolio Company at the same time as another fund managed by the Investment Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with the Investment Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with the Investment Adviser or its affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, and the Investment Adviser’s allocation policy, which the Investment Adviser maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by the Investment Adviser. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Additionally, the Investment Adviser and certain other funds and accounts sponsored or managed by the Investment Adviser and its affiliates (including the Company) have been granted the Order by the SEC, which permits the Company greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by the Investment Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

In situations where co-investment with other funds managed by the Investment Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients, or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Investment Adviser that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the Investment Adviser, the Investment Adviser must decide which client will proceed with the investment. The Investment Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). Moreover, there will be a conflict of interest if we invest in any issuer in which a fund managed by the Investment Adviser or its affiliates, including Nuveen Churchill Direct Lending Corp. and other funds and accounts that the Investment Adviser manages, has previously invested, and in some cases, we will be restricted from making such investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. To the extent that our assets are treated as ‘‘plan assets’’ under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, including Nuveen Churchill Direct Lending Corp. and other funds and accounts that the Investment Adviser manages, so long as their and our respective investments are at the same level of such issuer’s capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

If the Investment Adviser forms other affiliates in the future, such as the Company, we may co-invest on a concurrent basis with such other affiliate, subject to compliance with ERISA, pursuant to the Order and other applicable regulations and regulatory guidance and our allocation procedures. In addition, we pay Management Fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our Shares invest in us on a ‘‘gross’’ basis and receive distributions on a ‘‘net’’ basis after our expenses. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including business development companies, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in middle-market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We intend to elect, and qualify annually thereafter, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To receive RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains timely distributed to our Shareholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our Shareholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to Shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our Shareholders.

An extended disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, it will be necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

We may access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our Asset Coverage Ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current Shareholders in us.

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred shares, the preferred shares would rank “senior” to Shares in our capital structure, preferred Shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our Shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Shares or otherwise be in your best interest. Holders of our Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred Shareholders may not necessarily align with the interests of holders of our Shares and the rights of holders of preferred shares to receive dividends would be senior to those of holders of our Shares.

As a BDC, we generally are not able to issue our Shares at a price below net asset value per share without first obtaining the approval of our Shareholders and our independent directors. If we raise additional funds by issuing more Shares or senior securities convertible into, or exchangeable for, our Shares, then percentage ownership of our Shareholders at that time would decrease, and you might experience dilution. We may seek Shareholder approval to sell Shares below net asset value in the future.

There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity.

Even though we are an “emerging growth company” under the JOBS Act, we are still subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We intend to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We will incur additional reporting and financial obligations after we cease to be an “emerging growth company” under the JOBS Act.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our Shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and have filed an annual report on Form 10-K, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period or (iv) December 31 of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the 1933 Act.

We are not currently required to comply with all of the internal control evaluation requirements of the Sarbanes-Oxley Act

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Upon registering the Shares under the Exchange Act, we will be subject to certain provisions of the Sarbanes-Oxley Act and related rules and regulations promulgated by the SEC, and our management will be required to report on our internal control over financial reporting pursuant to Section 404 beginning with our second annual report on Form 10-K. We have begun the process of documenting our internal controls procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting after the first full year as a reporting company under the Exchange Act. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer”. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls as required by Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a publicly reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an IPO, lead to a decline in the market price of our Shares.

Effective May 31, 2021, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act amended the 1940 Act to permit a BDC to reduce the required minimum applicable asset coverage ratio 150% (which means we can borrow $2 for every $1 of our equity), subject to meeting certain requirements under the 1940 Act. The Board and the Investment Adviser (as the Company’s initial Shareholder) approved a proposal to adopt an Asset Coverage Ratio of 150% in connection with the organization of the Company. Incurring additional indebtedness could increase the risk of investing in the Company. The 150% Asset Coverage Ratio became applicable to us on May 31, 2021.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our Shares. If the value of our assets increases, then leveraging would cause the net asset value attributable to our Shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Provisions in our credit facility may limit discretion.

At our discretion, we may utilize the leverage available under the Subscription Facility for investment and operating purposes. Additionally, in the future, we may enter into additional credit facilities. To the extent we borrow money to make investments, such underlying credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We may be subject to limitations as to how borrowed funds may be used.

We may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Any defaults under a credit facility could adversely affect our business.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Inflation may adversely affect the business, results of operations and financial condition of our Portfolio Companies, which may, in turn, impact the valuation of such Portfolio Companies.

Certain of our Portfolio Companies may be impacted by inflation, which may, in turn, impact the valuation of such Portfolio Companies. If such Portfolio Companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. More recently, the Federal Reserve has indicated that it would likely raise interest rates as early as March 2022 in response to an increase in inflation. (See “We are exposed to risks associated with changes in interest rates” for a discussion of the risks associated with a rising interest rate environment). In addition, any projected future decreases in our Portfolio Companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates.

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

If general interest rates rise, there is a risk that the Portfolio Companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause Portfolio Companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our Portfolio Companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The London Interbank Offered Rate (“LIBOR”) is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our Portfolio Companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”) Or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with an alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these Portfolio Companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the new rules, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. See “Item 1. Business — Regulation as a Business Development Company – Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing Portfolio Companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The effect of global climate change may impact the operations of our Portfolio Companies, which may, in turn, impact the valuation of such Portfolio Companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our Portfolio Companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our Portfolio Companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our Portfolio Companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such Portfolio Companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our Portfolio Companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact the valuation of such Portfolio Companies.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if the Investment Adviser fails to originate, underwrite and manage assets on our behalf consistent with its ESG policy. Adverse incidents with respect to ESG activities could impact the value of the Investment Adviser’s and our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including an increase in the federal debt ceiling in December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023 unless Congress takes legislative action to further extend or defer it.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the United Kingdom (the “UK”) and the European Union, the UK’s departure from the European Union was followed by a transition period, which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see “Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our Shares, impact the businesses in which we invest and harm our business, operating results and financial condition.” for more information). Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The COVID-19 outbreak, including new variants of COVID-19, such as the Delta and Omicron variants, continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The global impact of the COVID-19 pandemic continues to evolve, and health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as prohibitions and restrictions on travel, the closure of offices, businesses, schools, retail stores and other public venues, or other public health measures). Some form of economic, social and/or travel restrictions may be in place for extended periods of time or may be reinstated in the future. General uncertainty surrounding the dangers and impact of COVID-19, including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19, continues to create significant disruption in supply chains and economic activity. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of capacity and operating restrictions, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chain disruptions and labor shortages and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our Portfolio Companies’) business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to Portfolio Companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently during the continuation of the COVID-19 pandemic. A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

If economic conditions caused by the COVID-19 pandemic continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. While economic activity is well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. Additionally, continued travel restrictions may prolong the global economic downturn.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our Portfolio Companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our Portfolio Companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we may make downgrades with respect to our Portfolio Companies in the future as conditions warrant and new information comes to light.

In addition, due to COVID-19 health and safety concerns, the staff of our Advisers is currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 pandemic and beyond. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our Portfolio Companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19, including any COVID-19 variants, and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control.

The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.

The COVID-19 pandemic may cause, the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

The current period of capital markets disruption and economic uncertainty may make it difficult to obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a high cost and on unfavorable terms and conditions, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our Portfolio Companies. If we are unable to obtain credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and be declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. An inability to obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

New or modified laws or regulations governing our operations could adversely affect our business.

We and our Portfolio Companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our Portfolio Companies, impose additional costs on us or our Portfolio Companies, intensify the regulatory supervision of us or our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.

We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of U.S. federal income taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of the Investment Adviser to other types of investments in which Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment in us. If we invest in commodity interests in the future, the Investment Adviser could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or could determine to operate subject to CFTC regulation, if applicable. If we or the Investment Adviser were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

We cannot predict how new tax legislation will affect us, our investments, or our Shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Shares.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the U.S. presidential election in November 2020 and the subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Changes to U.S. tariff and import/export regulations may have a negative effect on our Portfolio Companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our Portfolio Companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering.

We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering. If we are not a publicly offered RIC for any period, a non-corporate Shareholder’s allocable portion of our affected expenses, including its management fees, will be treated as an additional distribution to the Shareholder and will be deductible by such Shareholder only to the extent permitted under the limitations described below. In particular, these expenses, which are “miscellaneous itemized deductions”, are not currently deductible by an individual or other non-corporate investor (and, beginning in 2026, will be deductible only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes). We may qualify as a publicly offered RIC in future taxable years, but we can provide no assurances that we will qualify as a publicly offered RIC for any taxable year.

The Board may change our investment objective, operating policies and strategies without prior notice or Shareholder approval, the effects of which may be adverse.

The Board has the authority, except as otherwise prohibited by the 1940 Act or the Maryland General Corporation Law (“MGCL”), to modify or waive certain of our operating policies and strategies without prior notice and without Shareholder approval. However, absent Shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

The Investment Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Investment Adviser has the right to resign under the Investment Management Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If the Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The Administrator can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our Shares, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised. The Investment Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. The Investment Adviser may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through the Investment Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties, and/or customer dissatisfaction or loss.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Investment Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers are currently impacted by operating restrictions and similar measures being enacted by governments and private businesses in response to COVID-19, which includes requiring employees to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

If the Investment Adviser or the Administrator are unable to maintain the availability of their electronic data systems and safeguard the security of their data, their and our ability to conduct business may be compromised, which could impair liquidity, disrupt business, damage their and our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, the Investment Adviser and the Administrator are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we, the Investment Adviser and the Administrator have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. The Investment Adviser’s and the Administrator’s computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, the Investment Adviser’s and the Administrator’s computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect ours, the Investment Adviser’s and the Administrator’s business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, the Investment Adviser or the Administrator may be required to expend significant additional resources to modify their protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we, the Investment Adviser and the Administrator may be subject to litigation and financial losses that are not fully insured.

Third parties with which we, the Investment Adviser and the Administrator do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened ours and our Portfolio Companies’ vulnerability to a cybersecurity risk or incident.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or Shareholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

We may incur liability as a result of providing managerial assistance to our Portfolio Companies.

In the course of providing significant managerial assistance to certain Portfolio Companies, certain of our management and directors may serve as directors on the boards of such companies, to the extent permitted under applicable law, including ERISA. We will be entitled to any fees payable by any of our Portfolio Companies for the services of our officers or directors as directors thereof. To the extent that litigation arises out of investments in these companies, our management and directors may be named as defendants in such litigation, which could result in an expenditure of our funds, through our indemnification of such officers and directors, and the diversion of management time and resources.

Soft dollars and research received and conducted on our behalf will be shared by others.

We may and will bear more or less of the costs of soft dollar or other research than other clients of our Investment Adviser and its affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of our Investment Adviser and its affiliates. Research generated for our Investment Adviser’s credit strategy on our behalf will be used to benefit other investment strategies of our Investment Adviser and its affiliates, including Nuveen Churchill Direct Lending Corp. and other funds and accounts that the Investment Adviser manages. Furthermore, our Investment Adviser’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates. Notwithstanding the foregoing, during all periods when our assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Investment Adviser may use soft dollars to obtain products and services on our behalf only to the extent that such products and services fall within the parameters of Section 28(e) of the Exchange Act, as such safe harbor is interpreted by the SEC.

To the extent that our assets are not treated as ‘‘plan assets’’ for purposes of ERISA, our Investment Adviser or its affiliates may cause affiliated Portfolio Companies to enter into agreements regarding group procurement and affiliated matters.

To the extent that our assets are not treated as ‘‘plan assets’’ for purposes of ERISA, our Investment Adviser or its affiliates may cause affiliated Portfolio Companies to enter into agreements regarding group procurement, benefits management, insurance policies (which will from time to time be pooled across Portfolio Companies and discounted due to scale) and other operational, administrative or management related matters from a third party or an affiliate. These programs may benefit our Investment Adviser or its affiliates. Expenses related to these programs may be charged directly or indirectly to us, affiliated funds or other affiliates of us and our Investment Adviser, or affiliated Portfolio Companies.

Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Investment Adviser, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. Our Investment Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and our Investment Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Investment Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Investment Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Investment Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Investment Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Investment Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Investment Adviser.

Risks Related to the Company’s Operations

We will accept investments from ERISA Plans.

We intend to accept investments from Benefit Plan Investors that are subject to oversight under ERISA. As a result, we expect that our assets will likely be deemed to be ‘‘plan assets’’ under the plan asset regulations promulgated by the Department of Labor, unless (i) Benefit Plan Investors hold less than 25% of our Shares, or (ii) our Shares are Publicly-offered Securities. Assuming that occurs, we will be required to comply with additional fiduciary and regulatory burdens as a result, including among other things, a requirement that we retain unaffiliated third-party firms to value our Portfolio Investments, rather than having initial valuations performed by our Investment Adviser. Such regulatory burdens could slow our investment process and potentially cause us to incur additional administrative expenses beyond what we currently anticipate, either of which could materially and adversely impact our net income and results of operations.

Economic recessions or downturns could impair our Portfolio Companies and harm our operating results.

Many of our Portfolio Companies will be susceptible to economic slowdowns or recessions, including as a result of the COVID-19 pandemic, and may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A Portfolio Company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our Portfolio Company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting Portfolio Company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or the Investment Adviser renders significant managerial assistance to the borrower. Furthermore, if one of our Portfolio Companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or the Investment Adviser provided managerial assistance to that Portfolio Company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

In the past, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. If such a period of disruption were to occur in the future, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our Portfolio Investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has remained narrow on a relative basis recently. If these spreads were to widen or if there were deterioration of market conditions, these events could materially and adversely affect our business.

Our investments in leveraged Portfolio Companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we may invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to Senior Loans. As such, other creditors may rank senior to us in the event of an insolvency.

We intend to invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

We intend to invest in loans to middle-market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

Investing in middle-market companies involves a number of significant risks, including that middle-market companies:
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our Portfolio Company and, in turn, on us;
•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;
•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;

•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;
•may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

Any of these factors or changes thereto could impair a Portfolio Company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a Portfolio Company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value.

We may be subject to risks associated with our investments in Senior Loans.

We intend to invest in Senior Loans. Senior Loans are usually rated below investment grade or may also be unrated. As a result, the risks associated with senior secured loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments, although Senior Loans are senior and secured in contrast to other below investment grade fixed-income instruments, which are often subordinated or unsecured. Investment in Senior Loans rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a Senior Loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a Senior Loans may decline in value or become illiquid, which would adversely affect the Senior Loan’s value.

There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities, including securities issued in transactions registered under the 1933 Act or registered under the Exchange Act. As a result, the Investment Adviser will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of the Investment Adviser.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We may be subject to risks associated with our investments in unitranche secured loans and securities.

We may invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

We may be subject to risks associated with our investment in junior debt securities.

We may invest in junior debt securities (for example, in connection with an exchange of Senior Loans for other instruments following a re-negotiation of the terms of a loan or other resolution of a troubled investment). Although certain junior debt securities are typically senior to Shares or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by financial covenants, such as limitations upon additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefitting senior creditors. In the event any Portfolio Company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

We may be subject to risks associated with “covenant-lite” loans.

Certain loans in which we invest may be “covenant-lite.” We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We may be subject to risks associated with our investment in equity-related securities.

Our investments may include equity-related securities (for example, in connection with an exchange of Senior Loans for other instruments following a re-negotiation of the terms of an equity-related security or other resolution of a troubled investment), such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We may also be unable to realize any value if a Portfolio Company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the Portfolio Company, for the consideration provided in its investment documents if the issuer is in financial distress. Additionally, we may make equity or equity-related investments alongside a Senior Loan investment, which may result in conflicts related to the rights of those investments.

Loans may become nonperforming for a variety of reasons.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a Portfolio Company to the extent that we or the Investment Adviser have material nonpublic information regarding such Portfolio Company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our Portfolio Investments, reducing our NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. As part of the valuation process, we ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as ‘‘plan assets’’ for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as ‘‘plan assets’’ for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the Portfolio Company’s securities to publicly traded securities;
•the enterprise value of a Portfolio Company;
•the nature and realizable value of any collateral;
•the Portfolio Company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the Portfolio Company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our Portfolio Companies may prepay loans, which may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans that will underlie our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the Portfolio Company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each Portfolio Company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

Our portfolio may have significant exposure to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, components and may include PIK interest or PIK dividend components. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our Shareholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the lender.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•OID instruments generally represent a significantly higher credit risk than coupon loans.
•OID income received by us may create uncertainty about the source of our cash distributions to Shareholders. For accounting purposes, any cash distributions to Shareholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the Shareholders, Section 19(a) of the 1940 Act does not require that Shareholders be given notice of this fact by reporting it as a return of capital.
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to Shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.

We will be a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio may be concentrated in a limited number of Portfolio Companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we will not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a Portfolio Company may adversely and permanently affect the Portfolio Company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our failure to make follow-on investments in our Portfolio Companies could impair the value of our portfolio.

Following an initial investment in a Portfolio Company, we may make additional investments in that Portfolio Company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a Portfolio Company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a Portfolio Company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements (including our Order) or the desire to maintain our RIC tax treatment.

Because we will not hold controlling equity interests in a significant number of our Portfolio Companies, we may not be able to exercise control over our Portfolio Companies or to prevent decisions by management of our Portfolio Companies, which could decrease the value of our investments.

We do not expect to hold controlling equity positions in a significant number of our Portfolio Companies. Our debt investments may provide limited control features such as restrictions, for example, on the ability of a Portfolio Company to assume additional debt, or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a Portfolio Company, we may be subject to the risk that a Portfolio Company may make business decisions with which we disagree, and that the management and/or stockholders of a Portfolio Company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our Portfolio Companies, we may not be able to dispose of our investments in the event we disagree with the actions of a Portfolio Company and may therefore suffer a decrease in the value of our investments.

Defaults by our Portfolio Companies will harm our operating results.

A Portfolio Company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such Portfolio Company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting Portfolio Company.

In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.

Our Portfolio Companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Although we expect that our investments will be primarily secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness. The Portfolio Companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a Portfolio Company, holders of debt instruments ranking senior to our investment in that Portfolio Company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the Portfolio Company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant Portfolio Company.

Additionally, certain loans that we make to Portfolio Companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the Portfolio Company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the Portfolio Company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the Portfolio Company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our Portfolio Companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.

We may be subject to risks associated with unsecured loans we make to Portfolio Companies.

We may also make unsecured loans to Portfolio Companies (for example, in connection with an exchange of Senior Loans for other instruments following a workout or other resolution of a troubled investment), meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such Portfolio Companies’ collateral, if any, will secure the obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the Portfolio Company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the Portfolio Company’s remaining assets, if any.

We may be subject to risks associated with subordinated investments.

We may also make subordinated investments that rank below other obligations of the obligor in right of payment (for example, in connection with an exchange of Senior Loans for other instruments following a workout or other resolution of a troubled investment). Subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a Portfolio Company, the Portfolio Company may be highly leveraged, and its relatively high LTV ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

We may be subject to risks associated with our investments in special situation companies.

We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, there exists the risk that the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell our investment at a loss. In connection with such transactions (or otherwise), we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are fixed when we enter into the commitment. Such securities are subject to changes in market value prior to their delivery.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments may involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the Portfolio Company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

We may in the future make investments that include warrants or other equity or equity-related securities (for example, in connection with an exchange of Senior Loans for other instruments following a workout or other resolution of a troubled investment). In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a Portfolio Company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the Portfolio Company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to Our Shares

There is currently no public market for our Shares, and the liquidity of your investment is limited.

There is currently no public market for our Shares, and a market for our Shares may never develop. Our Shares are not registered under the Securities Act, or any state securities law and are restricted as to transfer by law and the terms of our Charter. Our Shareholders generally may not sell, assign or transfer Shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our Shareholders are not entitled to redeem their Shares. Our Shareholders must be prepared to bear the economic risk of an investment in our Shares for an indefinite period of time. While we may engage in a liquidity event in the future, there can be no assurance that a liquidity event will be consummated for Shareholders.

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our Shareholders. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our Shareholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s adjusted tax basis in our Shares and, assuming that an investor holds our Shares as a capital asset, thereafter as a capital gain.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our Shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing Portfolio Companies, which could reduce cash available for distribution to our Shareholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more Shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to Shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the Shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a Shareholder's adjusted tax basis in our Shares and may therefore increase such Shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a Shareholder to recognize a capital gain from the sale of our Shares even if the Shareholder sells its shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under "We may choose to pay a portion of our dividends in our own Shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.”

We may choose to pay a portion of our dividends in our own Shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.

We have adopted a dividend reinvestment plan that will provide for reinvestment of our dividends and other distributions on behalf of our Shareholders that elect to opt in to such plan. We may distribute taxable dividends that are payable in part in our shares. Taxable Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a Shareholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate effective beginning in 2018 is 37%. To the extent distributions paid by us to non-corporate Shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Shareholder as long-term capital gains currently at a maximum federal tax rate of 20%.

As a result of receiving dividends in the form of our shares, a U.S. Shareholder may be required to pay tax with respect to such dividends in excess of any cash received. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of Shareholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution, which amount has temporarily been reduced to 10% for distributions on or after November 1, 2021, and on or before June 30, 2022. Under this revenue procedure, if too many Shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the Shareholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable Shareholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. Shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. Shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. Shareholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our Shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the value of our shares.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of U.S. federal income tax at corporate rates, we will need to make sufficient distributions, a portion of which may be paid in our Shares, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

Investing in our Shares may involve an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in Portfolio Companies may be highly speculative and aggressive and, therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance.

Our Shareholders may experience dilution.

Our Shareholders will not have preemptive rights to subscribe for or purchase any Shares issued in the future. To the extent we issue additional equity interests, including in a public offering, a rights offering, or following a subsequent closing, a Shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings or rights offerings and the value of our investments, a Shareholder may also experience dilution in the NAV and fair value of our Shares.

Provisions of the MGCL and our Charter and Bylaws could deter takeover attempts and have an adverse effect on the price of our Shares.

The MGCL and our Charter and Bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. The Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or the Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we will amend our Bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests to do so, including in light of the Board's fiduciary obligations, applicable federal and state laws, and the particular circumstances surrounding the Board's decision. If such conditions are met, and we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have adopted certain measures that may make it difficult for a third-party to obtain control of us, including provisions of our Charter classifying the Board in three staggered terms and authorizing the Board to classify or reclassify shares of our capital stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our Charter and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our Shareholders.

There are restrictions on the ability of holders of our Shares to transfer such Shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Shares and the price at which holders may be able to sell their Shares.

We are relying on an exemption from registration under the 1933 Act and state securities laws in offering our Shares pursuant to a subscription agreement. As such, absent an effective registration statement covering our Shares, such shares may be resold only in transactions that are exempt from the registration requirements of the 1933 Act and with the prior written consent of the Investment Adviser. Our Shares will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

Shareholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Shares must be disclosed in a Schedule 13D or Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly financial statements the amount of outstanding Shares and the amount of the investor’s Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

Shareholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons who hold more than 10% of a class of our Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered Shares within a six-month period.

We have broad discretion over the use of proceeds of the private offering of our Shares and will use proceeds in part to satisfy operating expenses.

We have significant flexibility in applying the proceeds of the private offering of our Shares and may use the net proceeds from the offering in ways with which you may not agree, or for purposes other than those contemplated at this time. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of this offering, pending full investment, are used to pay operating expenses.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 430 Park Avenue, 14th Floor, New York, NY 10022, and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Shares are offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D promulgated thereunder. There is no public market for our Shares currently, nor can we give any assurance that one will develop. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K.
Because the Shares are being acquired by investors in one or more transactions ‘‘not involving a public offering,’’ they are ‘‘restricted securities’’ and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, which consent, with respect to an ERISA Plan, will not be withheld unreasonably in the case of a change of such ERISA Plan’s fiduciaries or trustees, and (ii) the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the Shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us. No transfer of Shares will be permitted if such transfer may give rise to a prohibited transaction under Section 406(b) of ERISA, and the transferor and the transferee must so represent in any transfer documents.
Holders
As of March 11, 2022, there were 4 holders of record of our common stock.
Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 31, 2021 were reported in a Form 8-K filed with the SEC.
Distributions
To the extent that we have taxable income available, we intend to make quarterly distributions to our common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.

We intend to elect to be treated, and to qualify annually thereafter, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain U.S. federal excise taxes imposed on RICs, we intend to distribute during each calendar year an amount equal to at least to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in our consolidated financial statements commencing from the date of its formation. As of December 31, 2021, SPV I had not commenced operations.
We offer shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on June 21, 2021 (“Initial Closing”). We may conduct subsequent closings at times during our investment period (the “Investment Period”), which will commence on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice.

Recent COVID-19 Developments
We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. To the extent we continue to qualify as a RIC, we generally will not be subject to U.S federal income tax on any income we timely distribute to our shareholders.
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
We commenced our investment activity shortly after our Initial Closing. Our portfolio and investment activity for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

Period from April 16, 2021 (Commencement of Operations) through December 31, 2021
Investments:
Total investments, beginning of period	$—
Purchase of investments	117,275
Proceeds from principal repayments and sales of investments	(1,168)
Amortization of premium/accretion of discount, net	38
Net realized gain (loss) on investments	7
Net change in unrealized (appreciation) depreciation on investments	—
Total investments, end of period	$116,152

Portfolio companies at beginning of period	—
Number of new portfolio companies	14
Portfolio companies at end of period	14
As of December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$116,152	$116,347	100.00%
Total	$116,152	$116,347	100.00%
Largest portfolio company investment	$14,162	$14,319	12.31%
Average portfolio company investment	$8,297	$8,311	7.14%

The industry composition of our portfolio as a percentage of fair value as of December 31, 2021 were as follows:

Industry	December 31, 2021
Capital Equipment	3.7%
Chemicals, Plastics, & Rubber	12.2%
Construction & Building	8.6%
Consumer Goods: Durable	11.1%
Containers, Packaging & Glass	11.1%
Healthcare & Pharmaceuticals	14.7%
High Tech Industries	5.4%
Services: Business	27.8%
Services: Consumer	5.4%
Total	100.0%
The weighted average yield of our investment held as of December 31, 2021 was as follows:

December 31, 2021
Weighted average yield on debt and income producing investments, at cost	5.78%
Weighted average yield on debt and income producing investments, at fair value	5.77%
Percentage of debt investments bearing a floating rate	100.00%
Percentage of debt investments bearing a fixed rate	—%
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
The Investment Adviser monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our Portfolio Companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.
The investments held as of December 31, 2021 had an investment rating of 4.

Results of Operations
We commenced loan origination and investment activities on June 30, 2021 and therefore do not have prior periods with which to compare our operating results for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021. Operating results for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021 were as follows (dollar amounts in thousands):

For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021
Income
Non-controlled/non-affiliated company investments:
Interest income	$1,147
Other income	54
Total Investment Income	1,201

Expenses
Interest and debt financing expenses	181
Organizational expenses	66
Management fees	229
Professional fees	383
Directors’ fees	42
Administration fees	151
Other general and administrative expenses	132
Total expenses before management fee waiver	1,184
Management fee waiver	(227)
Total expenses after management fee waiver	957
Net investment income (loss) before excise taxes	$244
Excise taxes	11
Net investment income (loss) after excise taxes	$233
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$7
Net change in unrealized gains (losses)	195
Total net realized and change in unrealized gains (losses)	202
Net increase (decrease) in net assets resulting from operations	$435
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Our initial investment was purchased on June 30, 2021. Investment income, attributable to interest and fees on our debt investments, for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021 is driven by our deployment of capital as we continue to ramp up our portfolio.
Expenses
Management fees for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021 were $229.

We have entered into a management fee waiver agreement (the “Fee Waiver Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021. For the avoidance of doubt, the Fee Waiver Agreement did not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement remained in full force and effect. The Fee Waiver Agreement was extended through the fiscal quarter ending March 31, 2022. For more information regarding the extension of the Management Fee waiver, see “Other Developments.”
We incurred $66 in organizational expenses consisting primarily of legal and incorporation fees incurred in connection with the organization of the Company for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021. We anticipate formation costs to decrease in relation to our income as we move further away from the date of inception and continue to ramp up our portfolio. Professional fees for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021 were approximately $383, and included, legal fees, audit fees, tax professional fees and other miscellaneous professional fees.
Liquidity and Capital Resources
Our liquidity and capital resources are expected to be generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments, principal repayments and Subscription Facility (as defined below). The expected primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Investment Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, equal to at least 150%, if certain requirements are met. In connection with our organization, our Board and the Investment Adviser (as our initial shareholder at formation) authorized us to adopt the 150% asset coverage ratio. As of December 31, 2021, our asset coverage ratio was 192.6%.
Cash and cash equivalents as of December 31, 2021, taken together with our uncalled capital commitments of $596,499, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of December 31, 2021, we had $0.0 available under our Subscription Facility.
For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, our cash and cash equivalents balance increased by $40,793. During that period, $83,994 was used for operating activities, primarily due to investment purchases of $117,275, offset by $1,168 in repayments and sales of investments in portfolio companies. During the same period, $124,787 was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $60,000, proceeds from secured borrowings of $85,000, and repayments of secured borrowings of $20,000.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On April 16, 2021, we issued 100 common shares for $1 in connection with our formation.
On June 21, 2021, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. On June 29, 2021, the Investment Adviser transferred its 100 common shares to an affiliated entity of the Company, TIAA SMA Strategies LLC (“TIAA SMA”). As of December 31, 2021, we had received capital commitments totaling $656,500 ($596,499 remaining undrawn) of which $6,500 ($5,906 remaining undrawn) was from TIAA SMA.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through December 31, 2021 (dollar amounts in thousands):

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
As of December 31, 2021, no dividends or distributions had been declared or paid by the Company.
Income Taxes, Including Excise Taxes
We intend to elect to be treated, and to qualify annually, as a RIC under the Code for the fiscal year ending December 31, 2021. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
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
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we may also be subject to a U.S. federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.
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
For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, we recorded an expense of $11 for U.S. federal excise tax.
Subscription Facility
On September 9, 2021, we entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent for certain secured parties, sole lead arranger, bookrunner, letter of credit issuer and the lender. See Note 5 to the consolidated financial statements in Part II, Item 8 of this form 10-K for more information on our debt.
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

Contractual Obligations
The following table shows the contractual maturities of our debt obligations as of December 31, 2021.

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Management Agreement; and
•the Administration Agreement.
In addition to the aforementioned agreements, the SEC has granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Investment Adviser and/or its affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board determines that it would be in the Company’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2021. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments. For more information on the our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.”
Valuation of Portfolio Investments
At all times, consistent with U.S. GAAP, the 1940 Act and ERISA (as described below), we conduct a valuation of our assets, pursuant to which our net asset value is determined.
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

Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Directors of the Company (the “Board”) is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) "benefit plan investors", as defined in Section 3(42) of ERISA, ("Benefit Plan Investors"), hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, one or more unaffiliated third-parties ("Sub-Administrator(s)") have been engaged to independently value our investments, in consultation with the Investment Adviser.
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
Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services, where available. Generally investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, the Sub-Administrator(s) utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. The Sub-Administrator(s) provides their analysis to support their conclusion.
With respect to investments for which market quotations are not readily available, the Sub-Administrator(s) will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The Sub-Administrator(s) provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Sub-Administrator(s) uses the pricing indicated by the external event to corroborate our valuation.

U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. We along with the Sub-Administrator(s) review pricing and methodologies in order to determine if observable market information is being used, versus unobservable inputs.
Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Our accounting policy on interest income recognition is critical because it involves the primary source of our revenue and accordingly is significant to the financial results as disclosed in our consolidated financial statements.
U.S. Federal Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We intend to elect, and qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2021, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Other Developments
On November 3, 2021, the Company entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Investment Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021 (the “Prior Fee Waiver Agreement”). On March 8, 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Prior Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ending March 31, 2022. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending March 31, 2022 with respect to the waiver granted by the Investment Adviser on the Management Fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement will terminate.

On December 31, 2021, we delivered a drawdown notice to our shareholders relating to the issuance of 7,477,568 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $75.0 million. The shares were issued on January 14, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of market volatility. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of December 31, 2021, all loans in our investment portfolio had a floating interest rate. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Subscription Facility bears interest at a rate of LIBOR plus 1.90% per annum. The Company also pays an unused commitment fee of 0.25% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2021. Interest expense is calculated based on the terms of the Subscription Facility, using the outstanding balance as of December 31, 2021. Interest expense on the Subscription Facility is calculated using the interest rate as of December 31, 2021, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rate on our portfolio investment remains unchanged from the actual effective interest rate as of December 31, 2021. This hypothetical calculation is based on a model of the investments held in our portfolio, as of December 31, 2021 and is only adjusted for assumed changes in the underlying base interest rate.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$—	$(116)	$116
Base Interest Rate	—	—	—
+100 Basis Points	372	463	(91)
+200 Basis Points	1,209	926	283
+300 Basis Points	2,046	1,389	657

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is an index to our financial statements attached to this Annual Report.

NC SLF INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NC SLF Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of NC SLF Inc. and its subsidiary (the “Company”) as of December 31, 2021 and April 16, 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and April 16, 2021, and the results of its operations, changes in its net assets and its cash flows for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 11, 2022

We have served as the Company’s auditor since 2021.

NC SLF INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2021	April 16, 2021
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $116,152, and $0, respectively)	$116,347	$—
Cash and cash equivalents	40,794	1
Interest receivable	253	—
Receivable for investments sold	1	—
Prepaid expenses	69	—
Total assets	157,464	1

Liabilities
Secured borrowings (net of $148 and $0 deferred financing cost, respectively)	$64,852	$—
Accrued organizational expenses	—	106
Payable to affiliates (See Note 4)	—	98
Payable for investments purchased	32,056	—
Interest payable	86	—
Directors’ fees payable (See Note 4)	15	—
Accounts payable and accrued expenses	258	35
Total liabilities	97,267	239

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, par value $0.01 per share, 500,000,000 shares authorized, 6,000,100 and 100 shares issued and outstanding as of December 31, 2021 and April 16, 2021, respectively	$60	$0	(1)
Paid-in-capital in excess of par value	59,930	1
Total distributable earnings (loss)	207	(239)
Total net assets	60,197	(238)

Total liabilities and net assets	$157,464	$1

Net asset value per share (See Note 8)	$10.03	$(2,384.42)
_______________
(1)Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share and per share data)

Period from April 16, 2021 (Commencement of Operations) through December 31, 2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$1,147
Other income	54
Total investment income	1,201

Expenses:
Interest and debt financing expenses	$181
Organizational expenses	66
Management fees (See Note 4)	229
Professional fees	383
Directors’ fees (See Note 4)	42
Administration fees (See Note 4)	151
Other general and administrative expenses	132
Total expenses before management fee waiver	1,184
Management fee waiver (See Note 4)	(227)
Net expenses after management fee waiver	957
Net investment income (loss) before excise taxes	244
Excise taxes	11
Net investment income (loss) after excise taxes	233

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	7
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	195
Total net realized and unrealized gain (loss) on investments	202

Net increase (decrease) in net assets resulting from operations	$435

Per share data:
Net investment income (loss) per share	$0.05
Net increase (decrease) in net assets resulting from operations per share	$0.10
Weighted average common shares outstanding	4,292,408

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$233
Net realized gain (loss) on investments	7
Net change in unrealized appreciation (depreciation) on investments	195
Net increase (decrease) in net assets resulting from operations	435
Capital share transactions:
Issuance of common shares	60,000
Net increase (decrease) in net assets resulting from capital share transactions	60,000
Total increase (decrease) in net assets	60,435
Net assets, at beginning of period	(238)
Net assets, at end of period	$60,197

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)

For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$435

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(117,275)
Proceeds from principal repayments of investments and sales of investments	1,168
Amortization of premium/accretion of discount, net	(38)
Net realized (gain) loss on investments	(7)
Net change in unrealized (appreciation) depreciation on investments	(195)
Amortization of deferred financing costs	65
Changes in operating assets and liabilities:
Interest receivable	(253)
Receivable for investments sold	(1)
Prepaid expenses	(69)
Accrued organizational expenses	(106)
Payable to affiliates	(98)
Payable for investments purchased	32,056
Interest payable	86
Directors’ fee payable	15
Accounts payable and accrued expenses	223
Net cash provided by (used in) operating activities	(83,994)

Cash flows from financing activities:
Proceeds from issuance of common shares	60,000
Proceeds from secured borrowings	85,000
Repayments of secured borrowings	(20,000)
Payments of deferred financing costs	(213)
Net cash provided by (used in) financing activities	124,787

Net increase (decrease) in cash and cash equivalents	40,793
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$40,794

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments - 188.5%
Capital Equipment
Hyperion	(4)	First Lien Term Loan	L + 4.50%	5.00%	8/28/2028	$4,337	$4,317	$4,321	7.2%
Total Capital Equipment							4,317	4,321	7.2%

Chemicals, Plastics, & Rubber
Ascensus Specialties	(4) (8)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	14,436	14,162	14,319	23.8%
Total Chemicals, Plastics, & Rubber							14,162	14,319	23.8%

Construction & Building
Sciens Building Solutions, LLC	(4) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	10,222	10,019	10,019	16.6%
Sciens Building Solutions, LLC	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	5,323	(53)	(53)	(0.1%)
Total Construction & Building							9,966	9,966	16.5%

Consumer Goods: Durable
Petmate	(4)	First Lien Term Loan	L + 5.50%	6.25%	9/15/2028	13,014	12,884	12,884	21.4%
Total Consumer Goods: Durable							12,884	12,884	21.4%

Containers, Packaging & Glass
Pelican Products	(4) (8)	First Lien Term Loan	L + 4.25%	4.75%	12/29/2028	8,000	7,920	7,920	13.2%
Resource Label Group	(8)	First Lien Term Loan	L + 4.25%	5.00%	7/7/2028	4,952	4,933	4,951	8.2%
Total Containers, Packaging & Glass							12,853	12,871	21.4%

Healthcare & Pharmaceuticals
Gastro Health	(4)	First Lien Term Loan	L + 4.50%	5.25%	7/3/2028	5,558	5,530	5,558	9.2%
Gastro Health (Delayed Draw)	(4)	First Lien Term Loan	L + 4.50%	5.25%	7/3/2028	1,853	1,491	1,500	2.5%
PromptCare	(4) (8)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	9,403	9,230	9,248	15.4%
PromptCare (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	3,988	819	793	1.3%
Total Healthcare & Pharmaceuticals							17,070	17,099	28.4%

High Tech Industries
Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	1,266	1,254	1,266	2.1%
Revalize (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	1,912	(9)	(1)	—%
Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	5,084	5,067	5,027	8.3%
Total High Tech Industries							6,312	6,292	10.4%

Services: Business

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Busines Solver	(4) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	8,982	8,893	8,893	14.8%
Busines Solver (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	2,418	(12)	(12)	—%
Integrated Power Services	(4)	First Lien Term Loan	L + 4.75%	5.50%	11/22/2028	3,538	3,502	3,502	5.8%
Integrated Power Services (Delayed Draw)	(4)	First Lien Term Loan	L + 4.75%	5.50%	11/22/2028	1,552	672	672	1.1%
LSCS Holdings Inc	(4)	First Lien Term Loan	L + 4.50%	5.00%	12/16/2028	11,310	11,253	11,253	18.7%
Soliant Health	(4)	First Lien Term Loan	L + 4.25%	5.00%	3/31/2028	8,012	7,992	7,999	13.3%
Total Services: Business							32,300	32,307	53.7%

Services: Consumer
All My Sons	(4)	First Lien Term Loan	L + 5.00%	5.75%	10/25/2028	6,351	6,288	6,288	10.4%
Total Services: Consumer							6,288	6,288	10.4%

Total Debt Investments							116,152	116,347	193.2%

Cash equivalents	(7)						$39,949	$39,949	66.4%
Total Investments							$156,101	$156,296	259.6%
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
(3)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2021. As of December 31, 2021, rates for 1M L and 3M L are 0.10% and 0.21%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2021. Certain investments are subject to a LIBOR floor. For fixed loans, a spread above reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 3 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $60,197 as of December 31, 2021.
(6)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(7)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(8)Investment is a unitranche position.

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
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation. As of December 31, 2021, SPV I had not commenced operations.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through receipt or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2021, there were no loans in the Company's portfolio on non-accrual status. As of April 16, 2021, the Company did not hold any investments.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2021, no loans in the portfolio contained PIK income provisions. As of April 16, 2021, the Company did not hold any investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, the Company earned $54 in other income.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The unamortized balance of such costs is included in deferred financing costs in the consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Organizational Expenses and Offering Costs
Organizational expenses consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational expenses are expensed as incurred and are shown in the Company's consolidated statements of operations. Any organizational expenses and offering costs in excess of $1 million will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser. For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, the Company incurred organizational expenses of $66. As of December 31, 2021 and April 16, 2021, $0 and $106, respectively, of organizational expenses were unpaid and are included in accrued organizational expenses in the accompanying consolidated statements of assets and liabilities.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing, and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering. For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, the Company did not incur any offering costs.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless the Company distributes in a timely manner an amount equal to at least the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal corporate income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, and may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, the Company incurred $11 of excise tax expense.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
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
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreement relating to the Subscription Facility (refer to Note 5), include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from April 16, 2021 (Commencement of Operations) through December 31, 2021. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
SEC Disclosure Update and Simplification
In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. A fund may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company’s consolidated financial statements and SEC filings.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
3.Fair Value Measurements
Fair Value Disclosures
The following table presents the fair value measurements of investments, by major class, and cash equivalents as of December 31, 2021, according to the fair value hierarchy:

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$4,951	$111,396	$116,347
Cash Equivalents	39,949	—	—	39,949
Total	$39,949	$4,951	$111,396	$156,296
As of April 16, 2021, the Company did not hold any investments or cash equivalents.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021:

	First Lien Term Loans	Total
Balance as of April 16, 2021 (Commencement of Operations)	$—	$—
Purchase of investments	111,347	111,347
Proceeds from principal repayments and sales of investments	(168)	(168)
Amortization of premium/accretion of discount, net	37	37
Net realized gain (loss) on investments	3	3
Net change in unrealized appreciation (depreciation) on investments	177	177
Balance as of December 31, 2021	$111,396	$111,396

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2021	$177	$177
As of December 31, 2021, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

Investment Type	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$61,366	Recent Transactions	Transaction Price	98.0	99.5	99.0
First Lien Term Loans	$50,030	Yield Method	Implied Discount Rate	5.9	8.2	6.8
Total	$111,396
As of April 16, 2021, the Company did not hold any assets and liabilities classified as Level 3 within the fair value hierarchy.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
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
4.RELATED PARTY TRANSACTIONS
Investment Management Agreement
The Company entered into an investment management and advisory agreement (the “Investment Management Agreement”) with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. The Board, including all of the Independent Directors, approved the Investment Management Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, $229 of management fees were incurred by the Company, of $227 is being waived in accordance with the Fee Waiver Agreement (defined below).
On November 3, 2021, the Company entered into a management fee waiver agreement (the “Fee Waiver Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021. For the avoidance of doubt, the Fee Waiver Agreement did not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement remained in full force and effect. The Fee Waiver Agreement was extended through the fiscal quarter ending March 31, 2022. For more information regarding the extension of the Management Fee waiver, see Note 10.

The Investment Adviser and its affiliates manage other funds that have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more of those other funds. Any such investments will be made only to the extent permitted by applicable law, interpretive positions of the SEC and the Investment Adviser's allocation procedures. On June 7, 2019, the SEC issued an exemptive order to the Investment Adviser and certain other funds and accounts sponsored or managed by the Investment Adviser and/or its affiliates, including future regulated funds such as the Company (the ‘‘Exemptive Order’’), which permits us to co-invest in Portfolio Companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. As the Company's assets are treated as "plan assets" under ERISA, the Company will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and the Company's respective future investments are at the same level of such issuer's capital structure; provided, that in no event will the Company co-invest with any other fund or entity in contravention of the 1940 Act.
Administration Agreement
The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Investment Adviser, the Administrator may also provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator has entered into a sub-administration agreement with U.S. Bank, National Association (“U.S. Bank”) to provide the Company with certain fund administration and bookkeeping services. For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, $151 in Administration fees which are included in Administration fees in the accompanying consolidated statement of operations. As of December 31, 2021 and April 16, 2021, $133 and $0, respectively, were unpaid and are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
Directors’ Fees
The Company’s Board currently consists of three members, two of whom are Independent Directors. The Board has established an Audit Committee and a Special Transactions Committee, each solely consisting of the Independent Directors, and may establish additional committees in the future. For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, the Company incurred $42 in fees which are included in Directors’ fees in the accompanying consolidated statement of operations. As of December 31, 2021 and April 16, 2021, $15 and $0, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Payable to Affiliate
As of December 31, 2021 and April 16, 2021, there were payables due to the Investment Adviser and other affiliates of the Company of $0 and $98, respectively, related to the reimbursement of organizational expenses and other general and administrative expenses paid by the Investment Adviser and other affiliates on behalf of the Company.
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
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is maintained at a level of at least 150% after such borrowings. As of December 31, 2021, asset coverage was 192.6%
The carrying amount of the Company’s assets and liabilities, including the Subscription Facility, other than investments at fair value, approximate fair value due to their short maturities. As of April 16, 2021, the Company did not have any borrowings. The borrowings consisted of the following as of December 31, 2021:

December 31, 2021
Subscription Facility
Total Commitment	$65,000
Borrowings Outstanding (1)	65,000
Unused Portion (2)	—
Amount Available (3)	—
_______________
(1)Borrowings outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, the components of interest expense and debt financing expenses were as follows:

For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021
Borrowing interest expense	$72
Unused fees	44
Amortization of deferred financing costs	65
Total interest and debt financing expenses	$181
Average interest rate (1)	4.1%
Average daily borrowings	$9,035
_____________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following table shows the contractual maturities of our debt obligations as of December 31, 2021.

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—
6.COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2021 and April 16, 2021 for any such exposure.
As of December 31, 2021 and April 16, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	December 31, 2021	April 16, 2021
Business Solver	$2,418	$—
Gastro Health	353	—
Integrated Power Services	872	—
PromptCare	3,129	—
Revalize	1,912	—
Sciens Building Solutions, LLC	5,323	—
Total unfunded commitments	$14,007	$—
From time to time, the Company may become a party to certain legal proceedings incidental to the ordinary course of its business. As of December 31, 2021 and April 16, 2021, management was not aware of any pending or threatened litigation.
7.NET ASSETS
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value. On April 16, 2021, the Company issued 100 common shares for $1 to the Investment Adviser in connection with its formation.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
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
As of December 31, 2021, the Company had received capital commitments totaling $656,500 ($596,499 remaining undrawn), of which $6,500 ($5,906 remaining undrawn) is from TIAA SMA. As of December 31, 2021, TIAA SMA owned 59,407 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through December 31, 2021:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 16, 2021	100	$1	$10.00
June 29, 2021	6,000,000	$60,000	$10.00
As of December 31, 2021 and April 16, 2021, no dividends or distributions had been declared or paid by the Company.
8.CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of the Company's financial highlights for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021:

	Period from April 16, 2021 (Commencement of Operations) through December 31, 2021
Per share data:
Net asset value at beginning of period (1)	$10.00
Net investment income (loss) (2)	0.05
Net realized gain (loss)	0.00	(3)
Net change in unrealized appreciation (depreciation)	0.05
Net increase (decrease) in net assets resulting from operations (2)	0.10
Other (4)	(0.07)
Net asset value at end of period	$10.03

Net assets at end of period	$60,197
Shares outstanding at end of period (2)	6,000,100
Total Return (5)	0.33%

Ratio to average net assets:
Ratio of net expenses to average net assets (6)	3.15%
Ratio of net investment income to average net assets (6)	0.62%
Portfolio turnover (7)	2.77%
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
(5)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution.
(6)Ratios are annualized except for amounts relating to organizational costs and the management fee waiver. The ratio of total expenses to average net assets was 3.65% for the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, excluding the effect of the management fee waiver which represented (0.51)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. INCOME TAX
The Company intends to elect to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2021. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.
The Company will file income tax returns in U.S. federal and applicable state and local jurisdictions. The Company’s federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Company’s tax positions taken for the open tax year and has concluded that no provision for income tax is required in the Company’s consolidated financial statements.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. As of December 31, 2021, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to non-deductibility of excise taxes. Temporary and permanent differences have no impact on the Company’s net assets.

As of December 31, 2021, the Company's cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

December 31, 2021
Tax cost of investments	$116,152
Gross unrealized appreciation on investments	260
Gross unrealized depreciation on investments	(65)
Net unrealized appreciation (depreciation) on investments	$116,347

For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. For the initial fiscal year ended December 31, 2021, no dividends or distributions had been declared or paid by the Company.

As of December 31, 2021, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

December 31, 2021
Undistributed Ordinary Income - Net	$268
Undistributed Long-Term Income - Net	—
Total Undistributed Earnings	$268
Capital loss carryforward	—
Unrealized Earnings (Losses) - Net	195
Other book-to-tax differences	(257)
Total Accumulated Earnings (Losses) - Net	$206

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars amounts in thousands, except per share data)
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2021, the Company did not have any capital loss carryforward available for use in future tax years.
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the period from April 16, 2021 (Commencement of Operations) through December 31, 2021, the Company did not pay or declare any distributions and as a result incurred $11 of excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740.
10. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2021, except as discussed below.

On March 8, 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Amended Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Fee Waiver Agreement (as discussed in Note 4, Related Party Transactions) and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ending March 31, 2022. For the avoidance of doubt, the Amended Fee Waiver Agreement does not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Amended Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending March 31, 2022 with respect to the waiver granted by the Investment Adviser on the Management Fee payable, unless otherwise extended by the Company and the Investment Adviser, the Amended Fee Waiver Agreement will terminate and the original management fee terms of the Investment Management Agreement will be in full force and effect.

On December 31, 2021, the Company delivered a drawdown notice to its shareholders relating to the issuance of 7,477,568 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $75,000. The shares were issued on January 14, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.
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
(b) Management’s Report on Internal Control Over Financial Reporting
This annual report does not contain an annual report of management’s assessment regarding internal control over financial reporting or an attestation report from our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly reporting companies.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On November 3, 2021, NC SLF Inc. (the "Company") entered into a management fee waiver agreement with Churchill Asset Management, LLC, the Company’s investment adviser (the “Investment Adviser”), pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Investment Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021 (the “Prior Fee Waiver Agreement”). On March 8, 2022, the Company entered into the a management fee waiver agreement with the Investment Adviser (the “Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Prior Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ending March 31, 2022. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee as set forth in the investment advisory and management agreement, dated as of May 31, 2021, by and between the Company and the Investment Adviser (the “Investment Management Agreement”). Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending March 31, 2022 with respect to the waiver granted by the Investment Adviser on the management fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement will terminate and the original management fee terms of the Investment Management Agreement will be in full force and effect.

The foregoing description of the Fee Waiver Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Fee Waiver Agreement, which is filed as an exhibit hereto and incorporated by reference herein.

On December 31, 2021, the Company delivered a drawdown notice to its shareholders relating to the issuance of 7,477,568 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $75,000. The shares were issued on January 14, 2022.

On March 8, 2022, Christopher Rohrbacher submitted his resignation to the Board as Vice President and Assistant Secretary of the Company, effective March 18, 2022, which the Board accepted. In submitting his resignation, Mr. Rohrbacher did not express any disagreement on any matter relating to the Company’s operations, policies or practices.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year, which was December 31, 2021. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

NC SLF INC.

b.     Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission.

3.1	Articles of Incorporation (1)
3.2	Form of Articles of Amendment and Restatement (2)
3.3	Bylaws (2)
4.1	Description of Securities *
4.1	Form of Subscription Agreement (2)
4.2	Form of Stock Certificate (2)
10.1	Form of Investment Management Agreement by and between the Company and the Investment Adviser (2)
10.2	Administration Agreement by and between the Company and the Administrator (2)
10.3	Custody Agreement (2)
10.4	Transfer Agent Agreement (2)
10.5	Revolving Credit Agreement, dated as of September 9, 2021, by and among NC SLF Inc., as the borrower, Wells Fargo, National Association, as the administrative agent, and the lenders (3)
10.6	Management Fee Waiver Agreement, dated March 8, 2022, by and between NC SLF Inc. and Churchill Asset Management LLC*
14.1	Code of Ethics *
14.2	Code of Business Conduct *
21.1	List of Subsidiaries NC SLF SPV I, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
*    Filed herewith.
(1)Incorporated by reference to the Registrant's Registration Statement on Form 10 filed on April 1, 2021.
(2)Incorporated by reference to the Registrant's Amendment No. 1 to the Registration Statement on Form 10 filed on May 13, 2021.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 15, 2021.
ITEM 16. FORM 10-K SUMMARY
None.

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
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer
Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2022

NC SLF Inc.

By:	/s/ David Kirchheimer
Name: David Kirchheimer
Title: Director

By:	/s/ James Ritchie
Name: James Ritchie
Title: Director