Form 10-Q
period 2022-03-31
NC SLF Inc.
filed 2022-05-09
CIK 1844684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 9, 2022, the registrant had 13,477,668 shares of common stock, $0.01 par value, outstanding.

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
•the impact of increased competition;
•an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•the impact of interest rate volatility, including the decommissioning of LIBOR, on our business and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the coronavirus (“COVID-19”) pandemic, including, without limitation:
•the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of that pandemic;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
NC SLF INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	Unaudited
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $137,629, and $116,152, respectively)	$136,994	$116,347
Cash and cash equivalents	63,481	40,794
Interest receivable	581	253
Receivable for investments sold	111	1
Prepaid expenses	41	69
Total assets	201,208	157,464

Liabilities
Secured borrowings (net of $121 and $148 deferred financing cost, respectively)	$64,879	$64,852
Payable for investments purchased	—	32,056
Interest Payable	33	86
Distributions payable	1,483	—
Directors’ fees payable (See Note 4)	15	15
Accounts payable and accrued expenses	362	258
Total liabilities	66,772	97,267

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, par value $0.01 per share, 500,000,000 shares authorized, 13,477,668 and 6,000,100 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$135	$60
Paid-in-capital in excess of par value	134,855	59,930
Total distributable earnings (loss)	(554)	207
Total net assets	134,436	60,197

Total liabilities and net assets	$201,208	$157,464

Net asset value per share (See Note 8)	$9.97	$10.03

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(dollars in thousands, except share and per share data)

For the Three Months Ended March 31, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$1,945
Other income	2
Total investment income	1,947

Expenses:
Interest and debt financing expenses	$198
Management fees (See Note 4)	370
Professional fees	94
Directors’ fees (See Note 4)	15
Administration fees (See Note 4)	57
Other general and administrative expenses	34
Total expenses before management fee waiver	768
Management fee waiver (See Note 4)	(370)
Net expenses after management fee waiver	398
Net investment income (loss)	1,549

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	3
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(830)
Total net realized and unrealized gain (loss) on investments	(827)

Net increase (decrease) in net assets resulting from operations	$722

Per share data:
Net investment income (loss) per share	$0.12
Net increase (decrease) in net assets resulting from operations per share	$0.06
Weighted average common shares outstanding	12,397,575

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
(dollars in thousands, except share and per share data)

For the Three Months Ended March 31, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,549
Net realized gain (loss) on investments	3
Net change in unrealized appreciation (depreciation) on investments	(830)
Net increase (decrease) in net assets resulting from operations	722
Shareholder distributions:
Distributions of investment income	(1,483)
Net increase (decrease) in net assets resulting from shareholder distributions	(1,483)
Capital share transactions:
Issuance of common shares	75,000
Net increase (decrease) in net assets resulting from capital share transactions	75,000
Total increase (decrease) in net assets	74,239
Net assets, at beginning of period	60,197
Net assets, at end of period	$134,436

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(dollars in thousands, except share and per share data)

For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$722

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(21,699)
Proceeds from principal repayments of investments and sales of investments	297
Amortization of premium/accretion of discount, net	(72)
Net realized (gain) loss on investments	(3)
Net change in unrealized (appreciation) depreciation on investments	830
Amortization of deferred financing costs	68
Changes in operating assets and liabilities:
Interest receivable	(328)
Receivable for investments sold	(110)
Prepaid expenses	28
Payable for investments purchased	(32,056)
Interest payable	(53)
Accounts payable and accrued expenses	104
Net cash provided by (used in) operating activities	(52,272)

Cash flows from financing activities:
Proceeds from issuance of common shares	75,000
Proceeds from secured borrowings	65,000
Repayments of secured borrowings	(65,000)
Payments of deferred financing costs	(41)
Net cash provided by (used in) financing activities	74,959

Net increase (decrease) in cash and cash equivalents	22,687
Cash and cash equivalents, beginning of period	40,794
Cash and cash equivalents, end of period	$63,481

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$77

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Automotive
American Auto Auction Group	(4)	First Lien Term Loan	S + 5.00%	5.80%	12/30/2027	$10,708	$10,604	$10,605	7.9%
Total Automotive							10,604	10,605	7.9%

Capital Equipment
Hyperion		First Lien Term Loan	L + 4.50%	5.01%	8/28/2028	4,326	4,308	4,300	3.2%
Total Capital Equipment							4,308	4,300	3.2%

Chemicals, Plastics, & Rubber
Ascensus Specialties	(4) (8)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	14,400	14,139	14,279	10.6%
Total Chemicals, Plastics, & Rubber							14,139	14,279	10.6%

Construction & Building
Sciens Building Solutions, LLC	(4) (8)	First Lien Term Loan	L + 5.75%	6.63%	12/15/2027	10,196	10,003	9,983	7.4%
Sciens Building Solutions, LLC (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	5,323	160	99	0.1%
Total Construction & Building							10,163	10,082	7.5%

Consumer Goods: Durable
Petmate	(4)	First Lien Term Loan	L + 5.50%	6.51%	9/15/2028	12,981	12,858	12,548	9.3%
Total Consumer Goods: Durable							12,858	12,548	9.3%

Containers, Packaging & Glass
Pelican Products	(4) (8)	First Lien Term Loan	L + 4.25%	5.26%	12/29/2028	7,980	7,903	7,840	5.8%
Resource Label Group	(4) (8)	First Lien Term Loan	L + 4.25%	5.00%	7/7/2028	4,940	4,922	4,909	3.7%
Total Containers, Packaging & Glass							12,825	12,749	9.5%

Healthcare & Pharmaceuticals
Gastro Health	(4)	First Lien Term Loan	L + 4.50%	5.51%	7/3/2028	5,544	5,518	5,516	4.1%
Gastro Health (Delayed Draw)	(4)	First Lien Term Loan	L + 4.50%	5.51%	7/3/2028	1,848	1,840	1,839	1.4%
PromptCare	(4) (8)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	9,379	9,218	9,226	6.9%
PromptCare (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	3,986	817	791	0.6%
Total Healthcare & Pharmaceuticals							17,393	17,372	13.0%

High Tech Industries
Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	6.76%	4/15/2027	1,263	1,252	1,247	0.9%
Revalize (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	1,912	(9)	(25)	—%

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	6.76%	4/15/2027	5,075	5,059	5,009	3.6%
Total High Tech Industries							6,302	6,231	4.5%

Services: Business
AG Group Holdings, Inc.	(4)	First Lien Term Loan	S + 4.25%	4.75%	12/29/2028	10,535	10,509	10,434	7.8%
Business Solver	(4) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	8,982	8,897	8,835	6.6%
Business Solver (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	2,418	(11)	(39)	—%
Integrated Power Services	(4)	First Lien Term Loan	L + 4.75%	5.76%	11/22/2028	3,529	3,495	3,499	2.6%
Integrated Power Services (Delayed Draw)	(4) (6)	First Lien Term Loan	L + 4.75%	5.75%	11/22/2028	1,550	671	665	0.5%
LSCS Holdings Inc.		First Lien Term Loan	L + 4.50%	5.00%	12/16/2028	11,281	11,228	11,183	8.3%
Soliant Health	(4)	First Lien Term Loan	L + 4.25%	5.00%	3/31/2028	7,991	7,973	7,948	5.9%
Total Services: Business							42,762	42,525	31.7%

Services: Consumer
All My Sons	(4)	First Lien Term Loan	L + 5.00%	5.75%	10/25/2028	6,335	6,275	6,303	4.7%
Total Services: Consumer							6,275	6,303	4.7%

Total Debt Investments							137,629	136,994	101.9%

Cash equivalents	(7)						$800	$800	0.6%
Total Investments							$138,429	$137,794	102.5%
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
(3)All of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at March 31, 2022. As of March 31, 2022, the effective rates for the 1M L and 3M L are 0.46%, and 1.01%, respectively. As of March 31, 2022, the effective rates for 1M S and 3M S are 0.31%, and 0.65%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2022. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 3 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $134,436 as of March 31, 2022.
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

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Capital Equipment
Hyperion	(4)	First Lien Term Loan	L + 4.50%	5.00%	8/28/2028	$4,337	$4,317	$4,321	7.2%
Total Capital Equipment							4,317	4,321	7.2%

Chemicals, Plastics, & Rubber
Ascensus Specialties	(4) (8)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	14,436	14,162	14,319	23.8%
Total Chemicals, Plastics, & Rubber							14,162	14,319	23.8%

Construction & Building
Sciens Building Solutions, LLC	(4) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	10,222	10,019	10,019	16.6%
Sciens Building Solutions, LLC (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	5,323	(53)	(53)	(0.1%)
Total Construction & Building							9,966	9,966	16.5%

Consumer Goods: Durable
Petmate	(4)	First Lien Term Loan	L + 5.50%	6.25%	9/15/2028	13,014	12,884	12,884	21.4%
Total Consumer Goods: Durable							12,884	12,884	21.4%

Containers, Packaging & Glass
Pelican Products	(4) (8)	First Lien Term Loan	L + 4.25%	4.75%	12/29/2028	8,000	7,920	7,920	13.2%
Resource Label Group	(8)	First Lien Term Loan	L + 4.25%	5.00%	7/7/2028	4,952	4,933	4,951	8.2%
Total Containers, Packaging & Glass							12,853	12,871	21.4%

Healthcare & Pharmaceuticals
Gastro Health	(4)	First Lien Term Loan	L + 4.50%	5.25%	7/3/2028	5,558	5,530	5,558	9.2%
Gastro Health (Delayed Draw)	(4)	First Lien Term Loan	L + 4.50%	5.25%	7/3/2028	1,853	1,491	1,500	2.5%
PromptCare	(4) (8)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	9,403	9,230	9,248	15.4%
PromptCare (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	3,988	819	793	1.3%
Total Healthcare & Pharmaceuticals							17,070	17,099	28.4%

High Tech Industries
Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	1,266	1,254	1,266	2.1%
Revalize (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	1,912	(9)	(1)	—%
Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	5,084	5,067	5,027	8.3%
Total High Tech Industries							6,312	6,292	10.4%

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Services: Business
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)

1.ORGANIZATION
NC SLF Inc. (the “Company”) was formed on January 29, 2021, as a corporation under the laws of the state of Maryland. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). The Company was initially funded on April 16, 2021 (the “Commencement of Operations”).
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
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation. As of March 31, 2022, SPV I had not commenced operations.
The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The Company completed its initial closing of the Private Offering on June 21, 2021 (the “Initial Closing Date”) and subsequently commenced investment operations. The Company may conduct subsequent closings at times during its investment period (the “Investment Period”), which commenced on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one-year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be expected to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's capital commitment. Pursuant to the subscription agreement entered into with each investor, the Company shall commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one-year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
For all valuations, the Audit Committee of the Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under Section 2(a)(19) of the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and the Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each portfolio investment in the portfolio in good faith; provided, however, that to the extent the Company’s assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrators will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and the Board, and the Board will accept such valuations prepared by the Sub-Administrators in accordance therewith.
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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through receipt or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2022 and December 31, 2021, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2022 and December 31, 2021, no loans in the portfolio contained PIK income provisions.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2022, the Company earned $2 in other income.
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
Organizational Expenses and Offering Costs
Organizational expenses consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational expenses are expensed as incurred and are shown in the Company's consolidated statements of operations. Any organizational expenses and offering costs in excess of $1 million will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser. For the three months ended March 31, 2022, the Company did not incur any organizational expenses. As of March 31, 2022 and December 31, 2021, $0 and $0, respectively, of organizational expenses were unpaid and are included in accrued organizational expenses in the accompanying consolidated statements of assets and liabilities.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing, and other costs associated with the preparation and filing of applicable registration statements and other offering documents. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering. For the three months ended March 31, 2022, the Company did not incur any offering costs.
Income Taxes
For U.S. federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless the Company distributes in a timely manner an amount equal to at least the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax at corporate rates is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, and may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2022, the Company did not incur any excise tax expense.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreement relating to the Subscription Facility (refer to Note 5), include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
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
3.Fair Value Measurements
Fair Value Disclosures
The following tables presents the fair value measurements of investments, by major class, and cash equivalents as of March 31, 2022 and December 31, 2021, according to the fair value hierarchy:

As of March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$15,483	$121,511	$136,994
Cash Equivalents	800	—	—	800
Total	$800	$15,483	$121,511	$137,794

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$4,951	$111,396	$116,347
Cash Equivalents	39,949	—	—	39,949
Total	$39,949	$4,951	$111,396	$156,296

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	First Lien Term Loans	Total
Balance as of December 31, 2021	$111,396	$111,396
Purchase of investments	21,699	21,699
Proceeds from principal repayments and sales of investments	(258)	(258)
Amortization of premium/accretion of discount, net	67	67
Net realized gain (loss) on investments	3	3
Net change in unrealized appreciation (depreciation) on investments	(774)	(774)
Transfers out of Level 3	(15,573)	(15,573)
Transfers to Level 3	4,951	4,951
Balance as of March 31, 2022	$121,511	$121,511

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2022	$(774)	$(774)
For the three months ended March 31, 2022, there were two investments that transferred out of Level 3 to Level 2 and one investment that transferred out of Level 2 to Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2022 and December 31, 2021 were as follows:

Investment Type	Fair Value as of March 31, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$47,446	Recent Transactions	Transaction Price	98.3	99.8	99.2
First Lien Term Loans	74,065	Yield Method	Implied Discount Rate	7.0	9.3	8.5
Total	$121,511

Investment Type	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$61,366	Recent Transactions	Transaction Price	98.0	99.5	99.0
First Lien Term Loans	50,030	Yield Method	Implied Discount Rate	5.9	8.2	6.8
Total	$111,396
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
For the three months ended March 31, 2022, $370 of management fees were incurred by the Company, of $370 is being waived in accordance with the Fee Waiver Agreement (defined below).
On November 3, 2021, the Company entered into a management fee waiver agreement (the “Fee Waiver Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021. On March 8, 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Amended Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ended March 31, 2022.

For the avoidance of doubt, the Amended Fee Waiver Agreement did not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Amended Fee Waiver Agreement, the terms of the Investment Management Agreement remained in full force and effect. Following the fiscal quarter ended March 31, 2022 with respect to the waiver granted by the Investment Adviser on the Management Fee payable, unless otherwise extended by the Company and the Investment Adviser, the Amended Fee Waiver Agreement terminated and the original management fee terms of the Investment Management Agreement are in full force and effect.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
The Fee Waiver Agreement was extended through the fiscal quarter ending June 30, 2022. For more information regarding the extension of the Management Fee waiver, see Note 9.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on April 15, 2022, the Company filed an application to amend the Exemptive Order (the “Application”) to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
Administration Agreement
The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Investment Adviser, the Administrator may also provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator has entered into a sub-administration agreement with U.S. Bank, National Association (“U.S. Bank”) to provide the Company with certain fund administration and bookkeeping services. For the three months ended March 31, 2022, the Company incurred $57 in Administration fees which are included in Administration fees in the accompanying consolidated statement of operations. As of March 31, 2022 and December 31, 2021, $184 and $133, respectively, were unpaid and are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Directors’ Fees
The Board currently consists of three members, two of whom are Independent Directors. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee, and a Special Transactions Committee, each solely consisting of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2022, the Company incurred $15 in fees which are included in Directors’ fees in the accompanying consolidated statement of operations. As of March 31, 2022 and December 31, 2021, $15 and $15, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
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
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is maintained at a level of at least 150% after such borrowings. As of March 31, 2022 and December 31, 2021, asset coverage was 306.8% and 192.6%, respectively.
The carrying amount of the Company’s assets and liabilities, including the Subscription Facility, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of March 31, 2022 and December 31, 2021:

March 31, 2022
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
For the three months ended March 31, 2022, the components of interest expense and debt financing expenses were as follows:

For the Three Months Ended March 31, 2022
Borrowing interest expense	$102
Unused fees	28
Amortization of deferred financing costs	68
Total interest and debt financing expenses	$198
Average interest rate (1)	2.7%
Average daily borrowings	$19,444
_____________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables shows the contractual maturities of our debt obligations as of March 31, 2022 and December 31, 2021:

	Payments Due by Period
As of March 31, 2022	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—
6.COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2022 and December 31, 2021 for any such exposure.
As of March 31, 2022 and December 31, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	March 31, 2022	December 31, 2021
Business Solver	$2,418	$2,418
Gastro Health	—	353
Integrated Power Services	872	872
PromptCare	3,129	3,129
Revalize	1,912	1,912
Sciens Building Solutions, LLC	5,113	5,323
Total unfunded commitments	$13,444	$14,007

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2022, the Company had cash and cash equivalents of $63,481 and undrawn capital commitments of $521,499.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
From time to time, the Company may become a party to certain legal proceedings incidental to the ordinary course of its business. As of March 31, 2022 and December 31, 2021, management was not aware of any pending or threatened litigation.
7.NET ASSETS
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value. On April 16, 2021 the Company issued 100 common shares for $1 to the Investment Adviser in connection with its formation.
On June 21, 2021, the Company held its Initial Closing and entered into subscription agreements with a number of investors in connection with the Private Offering. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. On June 29, 2021, the Investment Adviser transferred its 100 common shares to an affiliated entity of the Company, TIAA SMA Strategies LLC (“TIAA SMA”).
As of March 31, 2022, the Company had received capital commitments totaling $656,500 ($521,499 remaining undrawn), of which $6,500 ($5,163 remaining undrawn) is from TIAA SMA. As of March 31, 2022, TIAA SMA owned 133,442 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through March 31, 2022:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 16, 2021	100	$1	$10.00
June 29, 2021	6,000,000	$60,000	$10.00
January 14, 2022	7,477,568	$75,000	$10.03
The following table summarizes the Company's dividends declared from inception through March 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2022	March 31, 2022	April 12, 2022	$0.11

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
8.CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of the Company's financial highlights for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
Per share data:
Net asset value at beginning of period	$10.03
Net investment income (loss) (1)	0.13
Net realized gain (loss) (2)	0.00
Net change in unrealized appreciation (depreciation)	(0.07)
Net increase (decrease) in net assets resulting from operations (1)	0.06
Stockholder distributions from income (3)	(0.11)
Other (4)	(0.01)
Net asset value at end of period	$9.97

Net assets at end of period	$134,436
Shares outstanding at end of period (1)	13,477,668
Total Return (5)	0.55%

Ratio to average net assets:
Ratio of net expenses to average net assets (6)	2.82%
Ratio of net investment income to average net assets (6)	5.29%
Portfolio turnover rate (7)	0.23%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)Less than 0.01
(3)The per share data for distributions reflects the actual amount of distributions declared during the period.
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
(6)Ratios are annualized except for amounts relating to organizational costs and the management fee waiver. The ratio of total expenses to average net assets was 3.20% for the three months ended March 31, 2022, excluding the effect of the management fee waiver which represented (0.38)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2022.
On May 3, 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Second Amended Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Fee Waiver Agreement (as discussed in Note 4, Related Party Transactions) and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ending June 30, 2022. For the avoidance of doubt, the Second Amended Fee Waiver Agreement does not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Second Amended Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending June 30, 2022 with respect to the waiver granted by the Investment Adviser on the Management Fee payable, unless otherwise extended by the Company and the Investment Adviser, the Second Amended Fee Waiver Agreement will terminate and the original management fee terms of the Investment Management Agreement will be in full force and effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
The information in this management's discussion and analysis of financial condition and results of operations relates to NC SLF Inc., ("we", "us", "our" or the "Company"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
We were formed on January 29, 2021, as a corporation under the laws of the state of Maryland. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in our consolidated financial statements commencing from the date of its formation. As of March 31, 2022, SPV I has not commenced operations.
We offer shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on June 21, 2021 (“Initial Closing”). We may conduct subsequent closings at times during our investment period (the “Investment Period”), which commenced on the Initial Closing Date and shall initially continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice.

Recent COVID-19 Developments
We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments and other private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the 1940 Act, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. In addition, we must be organized in the United States to qualify as a BDC.
Revenues
We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we (but, for the avoidance of doubt, not our Investment Adviser or Administrator) may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.
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
Our portfolio and investment activity for the three months ended March 31, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

For the Three Months Ended March 31, 2022
Investments:
Total investments, beginning of period	$116,152
Purchase of investments	21,699
Proceeds from principal repayments and sales of investments	(297)
Amortization of premium/accretion of discount, net	72
Net realized gain (loss) on investments	3
Total investments, end of period	$137,629

Portfolio companies at beginning of period	14
Number of new portfolio companies	2
Portfolio companies at end of period	16
As of March 31, 2022 and December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$137,629	$136,994	100.00%	$116,152	$116,347	100.00%
Total	$137,629	$136,994	100.00%	$116,152	$116,347	100.00%
Largest portfolio company investment	$14,139	$14,279	10.42%	$14,162	$14,319	12.31%
Average portfolio company investment	$8,602	$8,562	6.25%	$8,297	$8,311	7.14%

The industry composition of our portfolio as a percentage of fair value as of March 31, 2022 and December 31, 2021 was as follows:

Industry	March 31, 2022	December 31, 2021
Automotive	7.7%	—%
Capital Equipment	3.1%	3.7%
Chemicals, Plastics, & Rubber	10.4%	12.2%
Construction & Building	7.4%	8.6%
Consumer Goods: Durable	9.3%	11.1%
Containers, Packaging & Glass	9.3%	11.1%
Healthcare & Pharmaceuticals	12.7%	14.7%
High Tech Industries	4.5%	5.4%
Services: Business	31.0%	27.8%
Services: Consumer	4.6%	5.4%
Total	100.0%	100.0%
The weighted average yield of our investment held as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average yield on debt and income producing investments, at cost	5.79%	5.78%
Weighted average yield on debt and income producing investments, at fair value	5.81%	5.77%
Percentage of debt investments bearing a floating rate	100.00%	100.00%
Percentage of debt investments bearing a fixed rate	—%	—%
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
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and mergers and acquisitions markets and the current low interest rate environment has led to increased originations and repayments, an active pipeline of investment opportunities. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine), and the ongoing impact from the COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them).
Asset Quality
In addition to various risk management and monitoring tools, we use our Investment Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each investment team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Investment Adviser refer to as the “Management Case.” The following is a description of the conditions associated with each investment rating:
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
The investments held as of March 31, 2022 and December 31, 2021, had an investment rating of 4 and 4, respectively.

Results of Operations
We commenced loan origination and investment activities on June 30, 2021 and therefore do not have prior periods with which to compare our operating results for the three months ended March 31, 2022. Operating results for the three months ended March 31, 2022 were as follows (dollar amounts in thousands):

For the Three Months Ended March 31, 2022
Income
Non-controlled/non-affiliated company investments:
Interest income	$1,945
Other income	2
Total Investment Income	1,947

Expenses
Interest and debt financing expenses	198
Management fees	370
Professional fees	94
Directors’ fees	15
Administration fees	57
Other general and administrative expenses	34
Total expenses before management fee waiver	768
Management fee waiver	(370)
Total expenses after management fee waiver	398
Net investment income (loss)	$1,549
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$3
Net change in unrealized gains (losses)	(830)
Total net realized and change in unrealized gains (losses)	(827)
Net increase (decrease) in net assets resulting from operations	$722
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Our initial investment was purchased on June 30, 2021. Investment income, attributable to interest and fees on our debt investments, for the three months ended March 31, 2022 is driven by our deployment of capital as we continue to ramp up our portfolio.
Expenses
For the three months ended March 31, 2022, $370 of management fees were incurred by the Company, of $370 is being waived in accordance with the Fee Waiver Agreement (defined below).
On November 3, 2021, we entered into a management fee waiver agreement with our Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Investment Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021 (the “Initial Fee Waiver Agreement”). On March 8, 2022, we entered into the a management fee waiver agreement with our Investment Adviser (the “Prior Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Initial Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ended March 31, 2022. The Fee Waiver Agreement was extended through the fiscal quarter ending June 30, 2022. For more information regarding the extension of the Management Fee waiver, see “Other Developments.”

For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee as set forth in the investment advisory and management agreement, dated as of May 31, 2021, by and between us and our Investment Adviser (the “Investment Management Agreement”). Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending June 30, 2022 with respect to the waiver granted by the Investment Adviser on the management fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement will terminate and the original management fee terms of the Investment Management Agreement will be in full force and effect.
Total operating expenses after management fee waiver for the three months ended March 31, 2022, was $398, which consisted of $198 of interest and debt financing expenses, $94 of professional fees, $15 of Director fees, $57 of administration fees, and $34 of other general and administrative expenses.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the period, we had a net realized gain on investments of $3 for the three months ended March 31, 2022.
We recorded a net change in unrealized depreciation of $(830) for the three months ended March 31, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three months ended March 31, 2022, was primarily related to the economic uncertainty created by both macroeconomic and geopolitical factors in the financial markets, which directly impacted the valuation of our portfolio investments. The fair value of our portfolio investments for the three months ended March 31, 2022 was also negatively impacted by market volatility and the widening of credit spreads.
Liquidity and Capital Resources
Our liquidity and capital resources are expected to be generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments, principal repayments and Subscription Facility (as defined below). The expected primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Investment Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares. This “ Liquidity and Capital Resources” section should be read in conjunction with “Recent COVID-19 Developments” above.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is equal to at least 150%, if certain requirements are met. In connection with our organization, our Board and the Investment Adviser (as our initial shareholder at formation) authorized us to adopt the 150% asset coverage ratio. As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 306.8% and 192.6%, respectively.
Cash and cash equivalents as of March 31, 2022, taken together with our uncalled capital commitments of $521,499, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of March 31, 2022, we had $0.0 available under our Subscription Facility.
For the three months ended March 31, 2022, our cash and cash equivalents balance increased by $22,687. During that period, $52,272 was used for operating activities, primarily due to investment purchases of $21,699, offset by $297 in repayments and sales of investments in portfolio companies. During the same period, $74,959 was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $75,000, proceeds from secured borrowings of $65,000, and repayments of secured borrowings of $65,000.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On April 16, 2021, we issued 100 common shares for $1 in connection with our formation.
On June 21, 2021, we held our Initial Closing and entered into subscription agreements with a number of investors in connection with the Private Offering of our shares. On June 29, 2021, the Investment Adviser transferred its 100 common shares to an affiliated entity of the Company, TIAA SMA Strategies LLC (“TIAA SMA”). As of March 31, 2022, we had received capital commitments totaling $656,500 ($521,499 remaining undrawn) of which $6,500 ($5,163 remaining undrawn) was from TIAA SMA. As of March 31, 2022, TIAA SMA owned 133,442 shares of the Company's common stock.

The following table summarizes total shares issued and proceeds received related to capital activity from inception through March 31, 2022 (dollar amounts in thousands):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 16, 2021	100	$1	$10.00
June 29, 2021	6,000,000	$60,000	$10.00
January 14, 2022	7,477,568	$75,000	$10.03
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
The following table summarizes the dividends declared from inception through March 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2022	March 31, 2022	April 12, 2022	$0.11
Income Taxes, Including Excise Taxes
We have elected to be treated, and intend qualify annually, as a RIC under the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
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

Subscription Facility
On September 9, 2021, we entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent for certain secured parties, sole lead arranger, bookrunner, letter of credit issuer and the lender. See Note 5 to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on our debt.
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
Contractual Obligations
The following table shows the contractual maturities of our debt obligations as of March 31, 2022 and December 31, 2021 (dollars amounts in thousands):

	Payments Due by Period
As of March 31, 2022	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Management Agreement; and
•the Administration Agreement.
In addition to the aforementioned agreements, the SEC has granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Investment Adviser and/or its affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board determines that it would be in the Company’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. On April 15, 2022, the Company filed an exemptive application to amend the Order. For more information, see Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2022 and December 31, 2021. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments. For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
For all valuations, the Audit Committee of our Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under Section 2(a)(19) of the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, that to the extent our assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrator(s) will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator(s) in accordance therewith.
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
For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
U.S. Federal Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Other Developments

On May 3, 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Second Amended Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Fee Waiver Agreement (as discussed in Note 4, Related Party Transactions) and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ending June 30, 2022. For the avoidance of doubt, the Second Amended Fee Waiver Agreement does not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Second Amended Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending June 30, 2022 with respect to the waiver granted by the Investment Adviser on the Management Fee payable, unless otherwise extended by the Company and the Investment Adviser, the Second Amended Fee Waiver Agreement will terminate and the original management fee terms of the Investment Management Agreement will be in full force and effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board; provided, however, that to the extent our assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrator will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and our Board, and our Board will accept such valuations prepared by the Sub-Administrator in accordance therewith. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, most recently, in May 2022, raised interest rates by 0.50% and indicated that it would raise rates at each of the remaining meetings in 2022.
As of March 31, 2022, all loans in our investment portfolio had a floating interest rate. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, of which all have a LIBOR floor. Additionally, the Subscription Facility bears interest at a rate of LIBOR plus 1.90% per annum. The Company also pays an unused commitment fee of 0.25% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2022. Interest expense is calculated based on the terms of the Subscription Facility, using the outstanding balance as of March 31, 2022. Interest expense on the Subscription Facility is calculated using the interest rate as of March 31, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rate on our portfolio investment remains unchanged from the actual effective interest rate as of March 31, 2022. This hypothetical calculation is based on a model of the investments held in our portfolio, as of March 31, 2022 and is only adjusted for assumed changes in the underlying base interest rate.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(43)	$(40)	$(3)
Base Interest Rate	—	—	—
+100 Basis Points	316	160	156
+200 Basis Points	659	321	338
+300 Basis Points	1,001	481	520

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2022, which is accessible on the SEC’s website at sec.gov.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On November 3, 2021, NC SLF Inc. (the "Company") entered into a management fee waiver agreement with Churchill Asset Management, LLC, the Company’s investment adviser (the “Investment Adviser”), pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Investment Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021 (the “Initial Fee Waiver Agreement”). On March 8, 2022, the Company entered into the a management fee waiver agreement with the Investment Adviser (the “Prior Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Initial Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ended March 31, 2022. On May 3, 2022, the Company entered into the a management fee waiver agreement with the Investment Adviser (the “Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Prior Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ending June 30, 2022. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee as set forth in the investment advisory and management agreement, dated as of May 31, 2021, by and between the Company and the Investment Adviser (the “Investment Management Agreement”). Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ending June 30, 2022 with respect to the waiver granted by the Investment Adviser on the management fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement will terminate and the original management fee terms of the Investment Management Agreement will be in full force and effect.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Form of Articles of Amendment and Restatement (2)
3.3	Bylaws (2)
4.1	Form of Subscription Agreement (2)
4.2	Form of Stock Certificate (2)
10.1	Management Fee Waiver Agreement, dated May 3, 2022, by and between NC SLF Inc. and Churchill Asset Management LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
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
Date: May 9, 2022