Form 10-Q
period 2022-06-30
NC SLF Inc.
filed 2022-08-05
CIK 1844684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, the registrant had 16,492,744 shares of common stock, $0.01 par value, outstanding.

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
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
NC SLF INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	Unaudited
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $195,166 and $116,152, respectively)	$190,641	$116,347
Cash and cash equivalents	33,416	40,794
Interest receivable	692	253
Receivable for investments sold	691	1
Prepaid expenses	14	69
Total assets	225,454	157,464

Liabilities
Secured borrowings (net of $70 and $148 deferred financing cost, respectively)	$52,430	$64,852
Payable for investments purchased	9,792	32,056
Interest Payable	158	86
Distributions payable	1,979	—
Directors’ fees payable (See Note 4)	15	15
Accounts payable and accrued expenses	535	258
Total liabilities	64,909	97,267

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, par value $0.01 per share, 500,000,000 shares authorized, 16,492,744 and 6,000,100 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$165	$60
Paid-in-capital in excess of par value	164,825	59,930
Total distributable earnings (loss)	(4,445)	207
Total net assets	160,545	60,197

Total liabilities and net assets	$225,454	$157,464

Net asset value per share (See Note 8)	$9.73	$10.03

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,495	$2	$4,440	$2
Other income	131	—	133	—
Total investment income	2,626	2	4,573	2

Expenses:
Interest and debt financing expenses	379	—	577	—
Organizational expenses	—	67	—	67
Management fees (See Note 4)	407	2	777	2
Professional fees	159	129	253	129
Directors’ fees (See Note 4)	14	12	29	12
Administration fees (See Note 4)	58	49	115	49
Other general and administrative expenses	45	42	79	42
Total expenses before management fee waiver	1,062	301	1,830	301
Management fee waiver (See Note 4)	(407)	—	(777)	—
Net expenses after management fee waiver	655	301	1,053	301
Net investment income (loss)	1,971	(299)	3,520	(299)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	7	—	10	—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(3,890)	—	(4,720)	—
Total net realized and unrealized gain (loss) on investments	(3,883)	—	(4,710)	—

Net increase (decrease) in net assets resulting from operations	$(1,912)	$(299)	$(1,190)	$(299)

Per share data:
Net investment income (loss) per share	$0.14	$(1.89)	$0.27	$(1.89)
Net increase (decrease) in net assets resulting from operations per share	$(0.14)	$(1.89)	$(0.09)	$(1.89)
Weighted average common shares outstanding	13,610,199	157,995	13,007,237	157,995
_______________
(1)Period from April 16, 2021 (Commencement of Operations) through June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,971	$(299)	$3,520	$(299)
Net realized gain (loss) on investments	7	—	10	—
Net change in unrealized appreciation (depreciation) on investments	(3,890)	—	(4,720)	—
Net increase (decrease) in net assets resulting from operations	(1,912)	(299)	(1,190)	(299)
Shareholder distributions:
Distributions of investment income	(1,979)	—	(3,462)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(1,979)	—	(3,462)	—
Capital share transactions:
Issuance of common shares	30,000	60,000	105,000	60,000
Net increase (decrease) in net assets resulting from capital share transactions	30,000	60,000	105,000	60,000
Total increase (decrease) in net assets	26,109	59,701	100,348	59,701
Net assets, at beginning of period	134,436	(238)	60,197	(238)
Net assets, at end of period	$160,545	$59,463	$160,545	$59,463
_______________
(1)Period from April 16, 2021 (Commencement of Operations) through June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2022	2021 (1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,190)	$(299)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(80,508)	(14,246)
Proceeds from principal repayments of investments and sales of investments	1,638	—
Amortization of premium/accretion of discount, net	(134)	0	(2)
Net realized (gain) loss on investments	(10)	—
Net change in unrealized (appreciation) depreciation on investments	4,720	—
Amortization of deferred financing costs	159	—
Changes in operating assets and liabilities:
Interest receivable	(439)	(2)
Receivable for investments sold	(690)	—
Prepaid expenses	55	(9)
Accrued organizational expenses	—	17
Payable to affiliates	—	80
Payable for investments purchased	(22,264)	—
Interest payable	72	—
Management fees payable	—	2
Directors’ fee payable	—	12
Accounts payable and accrued expenses	277	199
Net cash provided by (used in) operating activities	(98,314)	(14,246)

Cash flows from financing activities:
Proceeds from issuance of common shares	105,000	60,000
Shareholder distributions	(1,483)	—
Proceeds from secured borrowings	113,500	—
Repayments of secured borrowings	(126,000)	—
Payments of deferred financing costs	(81)	—
Net cash provided by (used in) financing activities	90,936	60,000

Net increase (decrease) in cash and cash equivalents	(7,378)	45,754
Cash and cash equivalents, beginning of period	40,794	1
Cash and cash equivalents, end of period	$33,416	$45,755

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$490	$—
_______________
(1)Period from April 16, 2021 (Commencement of Operations) through June 30, 2021.
(2)Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Automotive
American Auto Auction Group		First Lien Term Loan	S + 5.00%	7.12%	12/30/2027	$10,681	$10,580	$10,030	6.2%
Total Automotive							10,580	10,030	6.2%

Banking, Finance, Insurance, Real Estate
Risk Strategies (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	S + 5.50%	7.62%	11/1/2026	11,400	(112)	(111)	(0.1)%
Total Banking, Finance, Insurance, Real Estate							(112)	(111)	(0.1)%

Capital Equipment
Hyperion		First Lien Term Loan	L + 4.50%	6.79%	8/28/2028	4,315	4,298	4,100	2.6%
Total Capital Equipment							4,298	4,100	2.6%

Chemicals, Plastics, & Rubber
Ascensus Specialties	(4) (8)	First Lien Term Loan	L + 4.25%	6.54%	6/30/2028	14,363	14,113	13,955	8.7%
Spartech	(4) (8)	First Lien Term Loan	L + 4.75%	6.54%	5/6/2028	9,975	9,975	9,900	6.2%
Total Chemicals, Plastics, & Rubber							24,088	23,855	14.9%

Construction & Building
Sciens Building Solutions, LLC	(4) (8)	First Lien Term Loan	L + 5.75%	8.04%	12/15/2027	10,171	9,983	9,844	6.1%
Sciens Building Solutions, LLC (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	8.04%	12/15/2027	5,320	1,215	1,093	0.7%
Total Construction & Building							11,198	10,937	6.8%

Consumer Goods: Durable
Petmate		First Lien Term Loan	L + 5.50%	7.29%	9/15/2028	12,949	12,830	11,497	7.1%
Total Consumer Goods: Durable							12,830	11,497	7.1%

Containers, Packaging & Glass
Five Star Packing	(4)	First Lien Term Loan	S + 4.25%	5.94%	5/5/2029	5,607	5,524	5,525	3.4%
Pelican Products	(4) (8)	First Lien Term Loan	L + 4.25%	6.04%	12/29/2028	7,960	7,886	7,645	4.8%
Resource Label Group	(4) (8)	First Lien Term Loan	L + 4.25%	6.54%	7/7/2028	4,928	4,911	4,620	2.9%
Total Containers, Packaging & Glass							18,321	17,790	11.1%

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Healthcare & Pharmaceuticals
Forefront Dermatology	(4) (8)	First Lien Term Loan	S + 4.25%	5.94%	4/2/2029	3,936	3,859	3,861	2.4%
Forefront Dermatology (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	S + 4.25%	5.94%	4/2/2029	736	116	102	0.1%
Gastro Health	(4)	First Lien Term Loan	L + 4.50%	6.79%	7/3/2028	6,278	6,235	6,121	3.8%
Gastro Health (Delayed Draw)	(4)	First Lien Term Loan	L + 4.50%	6.79%	7/3/2028	2,092	2,078	2,039	1.3%
PromptCare	(4) (8)	First Lien Term Loan	L + 6.00%	8.29%	9/1/2027	9,355	9,204	9,050	5.6%
PromptCare (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 6.00%	8.29%	9/1/2027	3,983	870	779	0.5%
Southern Veterinary Partners	(4)	First Lien Term Loan	S + 5.50%	7.19%	10/5/2027	9,000	8,820	8,820	5.5%
Total Healthcare & Pharmaceuticals							31,182	30,772	19.2%

High Tech Industries
Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	8.04%	4/15/2027	1,300	1,289	1,253	0.8%
Revalize (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	8.04%	4/15/2027	1,872	(8)	(68)	—%
Revalize (Delayed Draw)	(4) (8)	First Lien Term Loan	L + 5.75%	8.04%	4/15/2027	5,063	5,047	4,880	2.9%
Total High Tech Industries							6,328	6,065	3.7%

Services: Business
AG Group Holdings, Inc.	(4)	First Lien Term Loan	S + 4.00%	5.69%	12/29/2028	10,508	10,483	10,248	6.4%
Busines Solver	(4) (8)	First Lien Term Loan	L + 5.75%	8.04%	12/1/2027	8,959	8,877	8,731	5.4%
Busines Solver (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	L + 5.75%	8.04%	12/1/2027	2,418	(11)	(62)	—%
Evergreen Services Group	(4) (8)	First Lien Term Loan	S + 6.00%	8.12%	6/15/2029	9,209	9,026	9,026	5.6%
Evergreen Services Group (Delayed Draw)	(4) (6) (8)	First Lien Term Loan	S + 6.00%	8.12%	6/15/2029	2,191	(22)	(44)	—%
Integrated Power Services	(4)	First Lien Term Loan	L + 4.75%	7.04%	11/22/2028	3,520	3,488	3,411	2.1%
Integrated Power Services (Delayed Draw)	(4) (6)	First Lien Term Loan	L + 4.75%	7.04%	11/22/2028	1,548	669	628	0.4%
LSCS Holdings Inc.	(4)	First Lien Term Loan	L + 4.50%	6.29%	12/16/2028	11,253	11,201	11,048	6.9%
Soliant Health	(4)	First Lien Term Loan	L + 4.25%	6.54%	3/31/2028	7,270	7,255	7,203	4.5%
TouchTunes Interactive	(4)	First Lien Term Loan	S + 5.25%	7.37%	4/2/2029	7,651	7,576	7,581	4.7%
Total Services: Business							58,542	57,770	36.0%

Services: Consumer
All My Sons	(4)	First Lien Term Loan	L + 4.75%	7.04%	10/25/2028	6,100	6,045	6,066	3.8%
Excel Fitness	(4) (8)	First Lien Term Loan	S + 5.25%	7.37%	4/27/2029	12,000	11,866	11,870	7.4%
Total Services: Consumer							17,911	17,936	11.2%

Total Debt Investments							195,166	190,641	118.7%

NC SLF INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Cash equivalents	(7)						$900	$900	0.6%
Total Investments							$196,066	$191,541	119.3%
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
(3)All of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at June 30, 2022. As of June 30, 2022, the effective rates for the 1M L and 3M L are 1.79%, and 2.29%, respectively. As of June 30, 2022, the effective rates for 1M S and 3M S are 1.69%, and 2.12%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to a LIBOR or SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 3 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $160,545 as of June 30, 2022.
(6)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(7)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association).
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating first lien and unitranche leveraged loans made to private-equity owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts, which the Investment Adviser believes have sustainable, leading positions in their respective markets with scalable revenues and operating cash flow, experienced management teams, and other positive business characteristics. The Company expects to make investments through both primary originations and open-market secondary purchases. The Company predominantly targets investments in U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization of approximately $10 million to $200 million. The Company focuses on making loans that it directly originates to U.S. middle market companies that are meeting their financial and operational obligations, with a portfolio expected to comprise primarily of first-lien senior secured debt and unitranche loans.
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation. As of June 30, 2022, SPV I had not commenced operations.
The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The Company completed its initial closing of the Private Offering on June 21, 2021 (the “Initial Closing Date”) and subsequently commenced investment operations. The Company may conduct subsequent closings at times during its investment period (the “Investment Period”), which commenced on the Initial Closing Date and initially will continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one-year period, unless the holders of a majority of the Company's outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of the Company's outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice. Each investor will be expected to make capital contributions to purchase the Company's common stock each time a drawdown notice is issued based on such investor's capital commitment. Pursuant to the subscription agreement entered into with each investor, the Company will commence the wind up of operations two years following the expiration of the Investment Period, subject to additional extensions, each for an additional one-year period, upon approval of the holders of a majority of the Company's then outstanding common stock.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services—Investment Companies, and pursuant to Regulation S-X. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Valuation of Portfolio Investments
At all times consistent with U.S. GAAP, the 1940 Act and ERISA (as defined below), the Company will conduct a valuation of its assets, pursuant to which its net asset value (“NAV”) is determined.
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
2.Portfolio investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with U.S. GAAP.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
For all valuations, the Audit Committee of the Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ (as defined under Section 2(a)(19) of the 1940 Act) of the Company (the ‘‘Independent Directors’’), will review these preliminary valuations and the Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each portfolio investment in the portfolio in good faith; provided, however, that to the extent the Company’s assets are treated as ‘‘plan assets’’ for purposes of ERISA, the Sub-Administrators will determine valuations using only those valuation methodologies reviewed and approved by the Audit Committee and the Board, and the Board will accept such valuations prepared by the Sub-Administrators in accordance therewith.
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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through receipt or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2022 and December 31, 2021, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2022 and December 31, 2021, no loans in the portfolio contained PIK income provisions.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2022, the Company earned other income of $131 and $133, respectively, primarily related to prepayment and amendment fees. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company did not earn other income.
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
Organizational Expenses and Offering Costs
Organizational expenses consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational expenses are expensed as incurred and are shown in the Company's consolidated statements of operations. Any organizational expenses and offering costs in excess of $1 million will be borne by the Investment Adviser and cannot be recouped by the Investment Adviser. For the three and six months ended June 30, 2022, the Company did not incur any organizational expenses. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company incurred organizational expenses of $67. As of June 30, 2022 and December 31, 2021, no organizational expenses were unpaid.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing, and other costs associated with the preparation and filing of applicable registration statements and other offering documents. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering. For the three and six months ended June 30, 2022, the Company did not incur any offering costs. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company did not incur any offering costs.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2022, the Company did not incur any excise tax expense. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company did not incur any excise tax expense.
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreement relating to the Subscription Facility (refer to Note 5), include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended June 30, 2022. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
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
3.Fair Value Measurements
Fair Value Disclosures
The following tables presents the fair value measurements of investments, by major class, and cash equivalents as of June 30, 2022 and December 31, 2021, according to the fair value hierarchy:

As of June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$25,627	$165,014	$190,641
Cash Equivalents	900	—	—	900
Total	$900	$25,627	$165,014	$191,541

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$4,951	$111,396	$116,347
Cash Equivalents	39,949	—	—	39,949
Total	$39,949	$4,951	$111,396	$156,296

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	First Lien Term Loans	Total
Balance as of March 31, 2022	$121,511	$121,511
Purchase of investments	58,809	58,809
Proceeds from principal repayments and sales of investments	(1,271)	(1,271)
Amortization of premium/accretion of discount, net	53	53
Net realized gain (loss) on investments	6	6
Net change in unrealized appreciation (depreciation) on investments	(2,124)	(2,124)
Transfers out of Level 3	(23,152)	(23,152)
Transfers to Level 3	11,182	11,182
Balance as of June 30, 2022	$165,014	$165,014

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2022	$(2,124)	$(2,124)

	First Lien Term Loans	Total
Balance as of December 31, 2021	$111,396	$111,396
Purchase of investments	69,881	69,881
Proceeds from principal repayments and sales of investments	(1,498)	(1,498)
Amortization of premium/accretion of discount, net	114	114
Net realized gain (loss) on investments	9	9
Net change in unrealized appreciation (depreciation) on investments	(2,635)	(2,635)
Transfers out of Level 3	(17,204)	(17,204)
Transfers to Level 3	4,951	4,951
Balance as of June 30, 2022	$165,014	$165,014

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2022	$(2,635)	$(2,635)
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
(1)Less than $1.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2022, there were two investments that transferred out of Level 3 to Level 2 and one investment that transferred out of Level 2 to Level 3 as a result of changes in the observability of significant inputs for such portfolio companies. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2022 and December 31, 2021 were as follows:

Investment Type	Fair Value as of June 30, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$59,410	Recent Transactions	Transaction Price	93.8	99.1	98.1
First Lien Term Loans	105,604	Yield Method	Implied Discount Rate	7.7	10.8	9.1
Total	$165,014

Investment Type	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$61,366	Recent Transactions	Transaction Price	98.0	99.5	99.0
First Lien Term Loans	50,030	Yield Method	Implied Discount Rate	5.9	8.2	6.8
Total	$111,396
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

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
The Company pays the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the “Management Fee”). During the Investment Period, the Management Fee is calculated at an annual blended rate with respect to the Company’s Assets Invested (defined below) at the end of each quarterly period by reference to (i) 0.75% in case of Assets Invested equal to or less than $500 million, (ii) 0.65% in case of Assets Invested greater than $500 million and equal to or less than $1 billion and (iii) 0.60% in case of Assets Invested greater than $1 billion. “Assets Invested” means, as of the end of each quarterly period, the sum of the Company’s (i) drawn Capital Commitments (as such term is defined in the subscription agreements executed by each of the Company’s shareholders), and (ii) outstanding principal on borrowings. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser is calculated based on the lower of the actual Assets Invested as of the end of any quarter and the target Assets Invested for that quarter as set forth in the Investment Management Agreement. The Management Fee is payable quarterly in arrears.
During the Investment Period, the Management Fee payable each quarter is reduced by an amount equal to the marginal fee rate applied to the Company’s most recently acquired investment, multiplied by the Company's cumulative impairments and realized losses since inception (calculated net of any subsequently reversed impairments, realized losses and appreciation on net assets received in connection with written-down assets and reorganizations) (the “Cumulative Losses”) on the Company’s portfolio of investments (collectively, the “Withheld Amounts”). For a period of three years from the date of a previous reduction of the Management Fee by the Withheld Amounts (the "Recoupment Period"), any portion of such Withheld Amounts that is attributable to a subsequently reversed impairment and realized loss shall be payable to our Investment Adviser in the quarter in which such reversal occurs. In addition, upon expiration of each annual period and subject to the term of the Recoupment Period, the Investment Adviser will be entitled to an amount equal to the portion of such Withheld Amounts that would have been payable if Cumulative Losses had been calculated net of cumulative realized capital gains on the applicable portfolios of investments.
After the Investment Period, the Management Fee will be calculated at a rate equal to the Applicable Ratio (as defined below) per annum on the basis of the Company's Assets Invested as of the end of the most recently completed calendar quarter and shall be payable quarterly in arrears. The term "Applicable Ratio" means a percentage calculated by (i) taking the sum of (A) the Assets Invested equal to or less than $500 million multiplied by 0.75%, plus (B) the Assets Invested greater than $500 million and equal to or less than $1 billion multiplied by 0.65%, plus (C) the Assets Invested greater than $1 billion multiplied by 0.60% and dividing such total by (ii) the total Assets Invested.
For the three and six months ended June 30, 2022, $407 and $777, respectively, of management fees were incurred by the Company, of which $407 and $777 are being waived in accordance with the Fee Waiver Agreement (defined below) during the respective periods.
For the period from April 16, 2021 (Commencement of Operations) to June 30, 2021, $2 of management fees were incurred by the Company.
On November 3, 2021, the Company entered into a management fee waiver agreement (the “Initial Fee Waiver Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021. On March 8, 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Prior Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ended March 31, 2022. On May 3, 2022, the Company entered into a management fee waiver agreement with the Investment Adviser (the “Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Prior Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ended June 30, 2022.

For the avoidance of doubt, the Fee Waiver Agreement did not amend the calculation of the Management Fee as set forth in the Investment Management Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement remained in full force and effect. Following the fiscal quarter ended June 30, 2022 with respect to the waiver granted by the Investment Adviser on the Management Fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement terminated and the original management fee terms of the Investment Management Agreement are in full force and effect.

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
Administration Agreement
The Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Investment Adviser, the Administrator also may provide significant managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator has entered into a sub-administration agreement with U.S. Bank, National Association (“U.S. Bank”) to provide the Company with certain fund administration and bookkeeping services. For the three and six months ended June 30, 2022, the Company incurred $58 and $115, respectively, in Administration fees which are included in Administration fees in the accompanying consolidated statements of operations. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company incurred $49 in Administration fees which are included in Administration fees in the accompanying statements of operations. As of June 30, 2022 and December 31, 2021, $235 and $133, respectively, were unpaid and are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
Directors’ Fees
The Board currently consists of three members, two of whom are Independent Directors. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee, and a Special Transactions Committee, each solely consisting of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2022, the Company incurred $14 and $29, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, the Company incurred $12 in fees which are included in Directors’ fees in the accompanying statements of operations. As of June 30, 2022 and December 31, 2021, $15 and $15, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
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
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is maintained at a level of at least 150% after such borrowings. As of June 30, 2022 and December 31, 2021, asset coverage was 405.8% and 192.6%, respectively.
The carrying amount of the Company’s assets and liabilities, including the Subscription Facility, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of June 30, 2022 and December 31, 2021:

June 30, 2022
Subscription Facility
Total Commitment	$65,000
Borrowings Outstanding (1)	52,500
Unused Portion (2)	12,500
Amount Available (3)	12,500
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
For the three and six months ended June 30, 2022, the components of interest expense and debt financing expenses were as follows:

For the Three Months Ended June 30, 2022
Borrowing interest expense	$269
Unused fees	19
Amortization of deferred financing costs	91
Total interest and debt financing expenses	$379
Average interest rate (1)	3.3%
Average daily borrowings	$34,747
_____________
(1)Average interest rate includes borrowing interest expense and unused fees.

For the Six Months Ended June 30, 2022
Borrowing interest expense	$371
Unused fees	47
Amortization of deferred financing costs	159
Total interest and debt financing expenses	$577
Average interest rate (1)	3.1%
Average daily borrowings	$27,138
_____________

(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables shows the contractual maturities of our debt obligations as of June 30, 2022 and December 31, 2021:

	Payments Due by Period
As of June 30, 2022	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$52,500	$52,500	$—	$—	$—
Total debt obligations	$52,500	$52,500	$—	$—	$—

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—
6.COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2022 and December 31, 2021 for any such exposure.

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
As of June 30, 2022 and December 31, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	June 30, 2022	December 31, 2021
Busines Solver	$2,418	$2,418
Gastro Health	—	353
Dermatology Intermediate Holdings III, Inc	620	—
Integrated Power Services	872	872
PromptCare	3,074	3,129
Redwood Services Group LLC	2,191	—
Revalize	1,872	1,912
RSC Acquisition, Inc.	11,400	—
Sciens Building Solutions, LLC	4,056	5,323
Total unfunded commitments	$26,503	$14,007

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2022, the Company had cash and cash equivalents of $33,416, undrawn capital commitments of $491,499, and $12,500 in available borrowings under the Subscription Facility.

From time to time, the Company may become a party to certain legal proceedings incidental to the ordinary course of its business. As of June 30, 2022 and December 31, 2021, management was not aware of any pending or threatened litigation.
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
As of June 30, 2022, the Company had received capital commitments totaling $656,500 ($491,499 remaining undrawn), of which $6,500 ($4,866 remaining undrawn) is from TIAA SMA. As of June 30, 2022, TIAA SMA owned 163,294 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through June 30, 2022:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
June 27, 2022	3,015,076	$30,000	$9.95
January 14, 2022	7,477,568	$75,000	$10.03
June 29, 2021	6,000,000	$60,000	$10.00
April 16, 2021	100	$1	$10.00
The following table summarizes the Company's dividends declared from inception through June 30, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
June 30, 2022	June 30, 2022	July 12, 2022	$0.12
March 30, 2022	March 31, 2022	April 12, 2022	$0.11

NC SLF INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars amounts in thousands, except per share data)
8.CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of the Company's financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021 (3)
Per share data:
Net asset value at beginning of period	$10.03	$10.00	(1)
Net investment income (loss) (2)	0.27	(1.89)
Net change in unrealized appreciation (depreciation)	(0.36)	—
Net increase (decrease) in net assets resulting from operations (2)	(0.09)	(1.89)
Stockholder distributions from income (4)	(0.23)	—
Other (5)	0.02	1.80
Net asset value at end of period	$9.73	$9.91

Net assets at end of period	$160,545	$59,463
Shares outstanding at end of period (2)	16,492,744	6,000,100
Total Return (6)	(0.70)%	(0.90)%

Ratio to average net assets:
Ratio of net expenses to average net assets (7)	2.46%	4.09%
Ratio of net investment income (loss) to average net assets (7)	5.33%	(4.05)%
Portfolio turnover rate (8)	1.11%	—%
_______________
(1)Represents the issuance price per share of all shares issued and outstanding as of April 16, 2021.
(2)The per share data was derived by using the weighted average shares outstanding during the period.
(3)Period from April 16, 2021 (Commencement of Operations) through June 30, 2021.
(4)The per share data for distributions reflects the actual amount of distributions declared during the period.
(5)Includes the effect of share issuances above (below) NAV and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(6)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution.
(7)Ratios are annualized except for amounts relating to organizational costs and the management fee waiver. The ratio of total expenses to average net assets was 3.12% for the six months ended June 30, 2022, excluding the effect of the management fee waiver which represented (0.66)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(8)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2022.

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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating first lien and unitranche leveraged loans made to private-equity owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We expect to make investments through both primary originations and open-market secondary purchases. We predominantly target investments in U.S. middle market businesses. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization of approximately $10 million to $200 million. We focus on making loans that we directly originate to U.S. middle market companies that are meeting their financial and operational obligations, with a portfolio expected to comprise primarily of first-lien senior secured debt and unitranche loans.
NC SLF SPV I, LLC (“SPV I”) is a Delaware limited liability company that was formed on August 10, 2021. SPV I is a wholly owned subsidiary of the Company and is consolidated in our consolidated financial statements commencing from the date of its formation. As of June 30, 2022, SPV I has not commenced operations.
We offer shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on June 21, 2021 (“Initial Closing”). We may conduct subsequent closings at times during our investment period (the “Investment Period”), which commenced on the Initial Closing Date and initially will continue until the 48-month anniversary of the Initial Closing Date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding common stock elect to forego any such extension upon not less than ninety days prior written notice. Holders of a majority of our outstanding common stock may also terminate the Investment Period as of any earlier anniversary of the Initial Closing Date upon not less than ninety days written notice.

Recent COVID-19 Developments
We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments and private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity in the middle market, the general economic environment, the competitive environment for the types of investments we make, and other market conditions.
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
Revenues
We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in typically will not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we (but, for the avoidance of doubt, not our Investment Adviser or Administrator) may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.
Expenses
We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Investment Management Agreement (as defined below).
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
Our portfolio and investment activity for the three and six months ended June 30, 2022 and 2021(1) is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021(1)
Investments:
Total investments, beginning of period	$137,629	$—
Purchase of investments	58,809	14,246
Proceeds from principal repayments and sales of investments	(1,341)	—
Amortization of premium/accretion of discount, net	62	—
Net realized gain (loss) on investments	7	—
Total investments, end of period	$195,166	$14,246

Portfolio companies at beginning of period	16	—
Number of new portfolio companies	8	1
Portfolio companies at end of period	24	1

	For the Six Months Ended June 30,
	2022	2021(1)
Investments:
Total investments, beginning of period	$116,152	$—
Purchase of investments	80,508	14,246
Proceeds from principal repayments and sales of investments	(1,638)	—
Amortization of premium/accretion of discount, net	134	—
Net realized gain (loss) on investments	10	—
Total investments, end of period	$195,166	$14,246

Portfolio companies at beginning of period	14	—
Number of new portfolio companies	10	1
Portfolio companies at end of period	24	1
_______________
(1)Period from April 16, 2021 (Commencement of Operations) through June 30, 2021.

As of June 30, 2022 and December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$195,166	$190,641	100.00%	$116,152	$116,347	100.00%
Total	$195,166	$190,641	100.00%	$116,152	$116,347	100.00%
Largest portfolio company investment	$14,113	$13,955	7.32%	$14,162	$14,319	12.31%
Average portfolio company investment	$8,132	$7,943	4.17%	$8,297	$8,311	7.14%
The industry composition of our portfolio as a percentage of fair value as of June 30, 2022 and December 31, 2021 was as follows:

Industry	June 30, 2022	December 31, 2021
Automotive	5.3%	—%
Banking, Finance, Insurance, Real Estate (1)	(0.1)%	—%
Capital Equipment	2.2%	3.7%
Chemicals, Plastics, & Rubber	12.6%	12.2%
Construction & Building	5.7%	8.6%
Consumer Goods: Durable	6.0%	11.1%
Containers, Packaging & Glass	9.3%	11.1%
Healthcare & Pharmaceuticals	16.1%	14.7%
High Tech Industries	3.2%	5.4%
Services: Business	30.3%	27.8%
Services: Consumer	9.4%	5.4%
Total	100.0%	100.0%
_______________
(1)As of June 30, 2022, this position is an unfunded loan commitment.
The weighted average yield of our investment held as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average yield on debt and income producing investments, at cost	7.11%	5.78%
Weighted average yield on debt and income producing investments, at fair value	7.28%	5.77%
Percentage of debt investments bearing a floating rate	100.00%	100.00%
Percentage of debt investments bearing a fixed rate	—%	—%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before deduction of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date. There can be no assurance that the weighted average yield will remain at its current level.
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine and US and China relations), and the uncertain economic outlook for the US and the rest of the world, which could include a recession. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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
The Investment Adviser monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. Based on current market conditions, we also have increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	171,499	90.0	22	116,347	100.0	14
5	19,142	10.0	2	—	—	—
6	—	—	—	—	—	—
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$190,641	100.0%	24	$116,347	100.0%	14
The investments held as of June 30, 2022 and December 31, 2021, had an weighted average investment rating of 4.1 and 4.0, respectively.
Results of Operations
Operating results for the three and six months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021 (1)
Income
Non-controlled/non-affiliated company investments:
Interest income	$2,495	$2
Other income	131	—
Total Investment Income	2,626	2

Expenses
Interest and debt financing expenses	379	—
Organizational expenses	—	67
Management fees	407	2
Professional fees	159	129
Directors’ fees	14	12
Administration fees	58	49
Other general and administrative expenses	45	42
Total expenses before management fee waiver	1,062	301
Management fee waiver	(407)	—
Total expenses after management fee waiver	655	301
Net investment income (loss)	$1,971	$(299)
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$7	$—
Net change in unrealized gains (losses)	(3,890)	—
Total net realized and change in unrealized gains (losses)	(3,883)	—
Net increase (decrease) in net assets resulting from operations	$(1,912)	$(299)

	For the Six Months Ended June 30,
	2022	2021 (1)
Income
Non-controlled/non-affiliated company investments:
Interest income	$4,440	$2
Other income	133	—
Total Investment Income	4,573	2

Expenses
Interest and debt financing expenses	577	—
Organizational expenses	—	67
Management fees	777	2
Professional fees	253	129
Directors’ fees	29	12
Administration fees	115	49
Other general and administrative expenses	79	42
Total expenses before management fee waiver	1,830	301
Management fee waiver	(777)	—
Total expenses after management fee waiver	1,053	301
Net investment income (loss)	$3,520	$(299)
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$10	$—
Net change in unrealized gains (losses)	(4,720)	—
Total net realized and change in unrealized gains (losses)	(4,710)	—
Net increase (decrease) in net assets resulting from operations	$(1,190)	$(299)
_______________
(1)Period from April 16, 2021 (Commencement of Operations) through June 30, 2021.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Our initial investment was purchased on June 30, 2021. Investment income, attributable to interest and fees on our debt investments, for the three and six months ended June 30, 2022 is driven by our deployment of capital as we continue to ramp up our portfolio. We expect our portfolio to continue to grow as we continue to draw on our undrawn capital commitments of $491,499 and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term.
Expenses
For the three and six months ended June 30, 2022, $407 and $777, respectively, of management fees were incurred by the Company, of which $407 and $777 were waived in accordance with the Fee Waiver Agreement (defined below). For the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, management fees were approximately $2.
On November 3, 2021, we entered into a management fee waiver agreement with our Investment Adviser, pursuant to which the Investment Adviser agreed to waive 100% of the management fees payable to the Investment Adviser for the fiscal quarters ended September 30, 2021 and December 31, 2021 (the “Initial Fee Waiver Agreement”). On March 8, 2022, we entered into a management fee waiver agreement with our Investment Adviser (the “Prior Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Initial Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ended March 31, 2022. On May 3, 2022, we entered into a management fee waiver agreement with our Investment Adviser (the “Fee Waiver Agreement”), pursuant to which the Investment Adviser agreed to extend the term of the Prior Fee Waiver Agreement and waive 100% of the management fees payable to the Investment Adviser for the fiscal quarter ended June 30, 2022

For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee as set forth in the investment advisory and management agreement, dated as of May 31, 2021, by and between us and our Investment Adviser (the “Investment Management Agreement”). Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Management Agreement will remain in full force and effect. Following the fiscal quarter ended June 30, 2022 with respect to the waiver granted by the Investment Adviser on the management fee payable, unless otherwise extended by the Company and the Investment Adviser, the Fee Waiver Agreement terminated and the original management fee terms of the Investment Management Agreement are in full force and effect.
Total operating expenses after the management fee waiver for the three months ended June 30, 2022, was $655, which consisted of $379 of interest and debt financing expenses, $159 of professional fees, $14 of director fees, $58 of administration fees, and $45 of other general and administrative expenses.

Total operating expenses after the management fee waiver for the six months ended June 30, 2022, was $1,053, which consisted of $577 of interest and debt financing expenses, $253 of professional fees, $29 of director fees, $115 of administration fees, and $79 of other general and administrative expenses.

Total operating expenses for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021, was $301, which consisted of $67 of organizational expenses, $2 of management fees, $129 of professional fees, $12 of Director fees, $49 administration fees, and $42 of other general and administrative expenses.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the following periods, we had a net realized gain on investments of $7 and $10, respectively, for the three and six months ended June 30, 2022. There was no realized gain for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021.
We recorded a net change in unrealized depreciation of $(3,890) and $(4,720), respectively, for the three and six months ended June 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to the cost basis over the period. There was no unrealized appreciation for the period from April 16, 2021 (Commencement of Operations) through June 30, 2021.
The total net loss for the three and six months ended June 30, 2022, was primarily related to the economic uncertainty created by both macroeconomic and geopolitical issues in the financial markets, which negatively impacted the valuation of our portfolio investments primarily through the widening of credit spreads.
Liquidity and Capital Resources
Our liquidity and capital resources are expected to be generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments, principal repayments and Subscription Facility (as defined below). The expected primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Investment Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares. As the impact of COVID-19 continues to evolve and based on current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “ Liquidity and Capital Resources” section should be read in conjunction with “Recent COVID-19 Developments” above.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is equal to at least 150%, if certain requirements are met. In connection with our organization, our Board and the Investment Adviser (as our initial shareholder at formation) authorized us to adopt the 150% asset coverage ratio. As of June 30, 2022 and December 31, 2021, our asset coverage ratio was 405.8% and 192.6%, respectively.
Cash and cash equivalents as of June 30, 2022, taken together with our uncalled capital commitments of $491,499, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of June 30, 2022, we had $12,500 available under our Subscription Facility.
For the six months ended June 30, 2022, our cash and cash equivalents balance decreased by $7,378. During that period, $98,314 was used for operating activities, primarily due to investment purchases of $80,508, offset by $1,638 in repayments and sales of investments in portfolio companies. During the same period, $90,936 was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $105,000, proceeds from secured borrowings of $113,500, and repayments of secured borrowings of $126,000.

Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On April 16, 2021, we issued 100 common shares for $1 in connection with our formation.
On June 21, 2021, we held our Initial Closing and entered into subscription agreements with a number of investors in connection with the Private Offering of our shares. On June 29, 2021, the Investment Adviser transferred its 100 common shares to an affiliated entity of the Company, TIAA SMA Strategies LLC (“TIAA SMA”). As of June 30, 2022, we had received capital commitments totaling $656,500 ($491,499 remaining undrawn) of which $6,500 ($4,866 remaining undrawn) was from TIAA SMA. As of June 30, 2022, TIAA SMA owned 163,294 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through June 30, 2022 (dollar amounts in thousands):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
June 27, 2022	3,015,076	$30,000	$9.95
January 14, 2022	7,477,568	$75,000	$10.03
June 29, 2021	6,000,000	$60,000	$10.00
April 16, 2021	100	$1	$10.00
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
The following table summarizes the dividends declared from inception through June 30, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
June 30, 2022	June 30, 2022	July 12, 2022	$0.12
March 30, 2022	March 31, 2022	April 12, 2022	$0.11
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
Contractual Obligations
The following table shows the contractual maturities of our debt obligations as of June 30, 2022 and December 31, 2021 (dollars amounts in thousands):

	Payments Due by Period
As of June 30, 2022	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$52,500	$52,500	$—	$—	$—
Total debt obligations	$52,500	$52,500	$—	$—	$—

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Subscription Facility	$65,000	$65,000	$—	$—	$—
Total debt obligations	$65,000	$65,000	$—	$—	$—
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Management Agreement; and
•the Administration Agreement.
In addition to the aforementioned agreements, the SEC has granted an exemptive order (the “Exemptive Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Investment Adviser and/or its affiliates. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board determines that it would be in the Company’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. On April 15, 2022, the Company filed an exemptive application to amend the Exemptive Order, but there is no assurance if and when the Company will receive the exemptive order. For more information, see Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2022 and December 31, 2021. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments. For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on 10-Q.

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
Valuation of Portfolio Investments
At all times, consistent with U.S. GAAP, the 1940 Act and ERISA (as defined below), we conduct a valuation of our assets, pursuant to which our net asset value is determined.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Other Developments
None.
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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, since then, have raised interest rates by an additional 2.00% and indicated that it would consider additional rate hikes in response to ongoing inflation concerns.
As of June 30, 2022, all loans in our investment portfolio had a floating interest rate. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR or SOFR, of which all have a LIBOR or SOFR floor. Additionally, the Subscription Facility bears interest at a rate of LIBOR plus 1.90% per annum. The Company also pays an unused commitment fee of 0.25% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of the Subscription Facility, using the outstanding balance as of June 30, 2022. Interest expense on the Subscription Facility is calculated using the interest rate as of June 30, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rate on our portfolio investment remains unchanged from the actual effective interest rate as of June 30, 2022. This hypothetical calculation is based on a model of the investments held in our portfolio, as of June 30, 2022 and is only adjusted for assumed changes in the underlying base interest rate.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(245)	$(65)	$(180)
Base Interest Rate	—	—	—
+100 Basis Points	979	260	719
+200 Basis Points	1,958	521	1,437
+300 Basis Points	2,937	781	2,156

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
Date: August 5, 2022